Form 10-K
period 1993-12-31
MULTIMEDIA INC
filed 1994-03-28
CIK 68813

United States
                       Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

       [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 1993
For the transition period from         to
Commission file number 0-6265
                                MULTIMEDIA, INC.
             (Exact name of registrant as specified in its charter)

          South Carolina                                       57-0173540
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

305 South Main Street, Greenville, South Carolina                  29601
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (803) 298-4373

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (shareholders holding as of December 31, 1993, less than 5% of the outstanding common stock, excluding directors and officers), computed by reference to the average bid and asked prices of such stock, as of March 3, 1994, was $733,165,000.

The number of shares outstanding of the Registrant's common stock, $.10 par value, was 37,274,978 at March 3, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents                                    Location in Form 10-K

Portions of 1993 Annual Report to Shareholders            Parts I and II
Portions of Proxy Statement dated March 15, 1994          Part III

PART I.

Item 1.  Business.

Multimedia, Inc. (the "Company") is a diversified media company with corporate headquarters in Greenville, South Carolina. The Company is a South Carolina corporation which began using its current name in 1968; however, its predecessor newspaper and broadcasting companies date back as early as 1888. The Company publishes 11 daily and approximately 50 non-daily newspaper publications; owns and operates five television and five radio stations; serves approximately 417,000 cable television subscribers in five states; monitors approximately 52,000 security alarm customers; and produces and syndicates television programming.

The Company's industry segments are newspaper publishing, broadcasting, cable television, entertainment and security alarms. Financial information for these segments is presented in Note 14 of the Notes to Consolidated Financial Statements in the 1993 Annual
Report, which material is incorporated herein by reference.

Further information relating to the development of the business since the beginning of the fiscal year covered by this report is included in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 16 through 23 in the 1993 Annual Report and in the Notes to Consolidated Financial Statements in the 1993 Annual Report, which material is incorporated herein by reference.


RECAPITALIZATION MERGER

On September 20, 1985, the Company's shareholders approved a Recapitalization Agreement and Plan of Merger providing for the merger of MM Acquiring Corp., a new corporation which had been organized for purposes of the merger, with and into the Company (the "Recapitalization Merger"). The purpose of the Recapitalization Merger was to recapitalize the Company and thereby provide the Company's shareholders with an opportunity to receive a premium over historical prices for a significant portion of their shares while retaining an ongoing equity interest in the Company and to provide performance incentives to members of senior management of the Company by providing them with increased equity participation in the Company. The Recapitalization Merger was consummated on October 1, 1985. Further information relating to the Recapitalization Merger is included in Note 2 of the Notes to Consolidated Financial Statements in the 1993 Annual Report, which material is incorporated herein by reference.


NEWSPAPER OPERATIONS

The Company publishes the only daily newspapers in Greenville, South Carolina; Asheville, North Carolina; Montgomery, Alabama; Clarksville, Tennessee; Gallipolis and Pomeroy, Ohio; Point Pleasant, West Virginia; Staunton, Virginia; Moultrie, Georgia; and Mountain Home, Arkansas. It also publishes Sunday newspapers in each market except Moultrie, Point Pleasant and Mountain Home. The Company also publishes approximately 50 non-daily publications in Alabama, Arkansas, Georgia, North Carolina, Ohio, South Carolina, Virginia and Tennessee, including the monthly MUSIC CITY NEWS and THE GOSPEL VOICE.

In April 1993, the Company's Montgomery newspaper merged its morning and afternoon newspapers. Prior year linage comparisons have not been restated. However, if restated, billed advertising linage would have increased 2.2% from 1992 to 1993. The increase is primarily due to a strong rebound in classified advertising.

Substantially all of the Company's newspaper revenues are obtained from advertising and circulation. Advertising rates and rate structures vary depending upon circulation and type of advertising (local, classified, national, etc.). The following table indicates billed newspaper advertising linage and advertising revenues for 1993, 1992 and 1991.

                            1993           1992           1991

Advertising linage       144,928,000    146,172,000    155,199,000
Advertising revenues     $99,173,000    $98,254,000    $98,127,000

The Company's newspapers are primarily home-delivered and are generally sold by independent carriers and circulation dealers. Certain non-daily publications are distributed free of charge, using both mail and carrier delivery. The following table indicates total paid newspaper circulation at year-end and circulation revenues for 1993, 1992 and 1991.

                             1993            1992            1991
Circulation:
  Daily                    323,000         325,000         318,000
  Sunday                   352,000         351,000         344,000
  Non-daily                202,000         159,000         159,000

Circulation revenues   $30,233,000     $28,491,000     $26,024,000

The percentages of the Company's newspaper revenues contributed by advertising, circulation and other operating revenues for the five years ended December 31, 1993, were:

                               1993   1992    1991   1990    1989

Advertising revenues            73%    74%     76%    78%     79%
Circulation revenues            22     22      20     19      19
Other operating revenues         5      4       4      3       2
                               100%   100%    100%   100%    100%

Newsprint represents approximately 20% of the newspaper division's operating expenses. The basis weight of newsprint used by the Company is 30 pound paper. The price of newsprint remains volatile, and it is difficult to predict any significant price increase or decrease. The average cost per ton may vary depending upon the competitive discount allowance throughout the year. Two newsprint suppliers provide the majority of the Company's newsprint. The Company believes that its newsprint supply sources under existing arrangements are adequate.

The Company's newspapers compete for advertising principally on the basis of readership and compete for circulation principally on the basis of content. The Company's daily newspapers do not compete directly with any other general circulation daily newspaper published in that community. Most of the Company's newspapers compete with other newspapers published in nearby cities and towns, or with free distribution advertising weeklies. Further, all of the Company's newspapers compete with newspapers having national or regional circulation, as well as with magazines, radio, television, outdoor and other advertising media.


BROADCASTING OPERATIONS

The Company wholly owns and operates four VHF television stations located in St. Louis, Missouri (KSDK, an NBC affiliate); Cincinnati, Ohio (WLWT, an NBC affiliate); Knoxville, Tennessee (WBIR-TV, an NBC affiliate); and Macon, Georgia (WMAZ-TV, a CBS affiliate). In addition, the Company owns a 51% majority interest in WKYC-TV (an NBC affiliate) Cleveland, Ohio, and has operating control of the station.

Television stations operate under network affiliation contracts running from two to five years. The network provides programs to its affiliated stations and sells commercial time in the programs to national advertisers. The stations also sell commercial time in the programs to national and local advertisers. Generally, a network affiliation agreement can be cancelled prior to the expiration of the contract by either party with 180 days notice. The Company has experienced no difficulties in the past with such affiliation renewals. The Company's television stations' affiliation renewal dates follow:

           Television Station Network Affiliation Renewal

                  KSDK              May 1, 1994
                  WLWT              September 1, 1994
                  WBIR              September 10, 1994
                  WKYC              December 26, 1994
                  WMAZ              February 1, 1995

Each television station transmits live, filmed or taped programs purchased from others or produced by the station. For both television and radio, the Company endeavors to present a balanced schedule of programs, including entertainment, news, public affairs, sports and other programs of public service and public interest.

The Company owns and operates AM and FM radio broadcasting stations in Greenville, South Carolina, and Macon, Georgia, and an AM station in Spartanburg, South Carolina. Each of these stations is authorized to operate 24 hours per day, and each maintains a daily operating schedule of at least 18 hours.

The principal sources of the Company's television and radio revenues consist of payments from national, regional and local advertisers or agencies for program time or advertising announcements, payments from the networks for broadcasting network programming and payments by advertisers and other broadcasters for services such as the production of films or the taping of advertising material.

The percentages of the Company's broadcasting revenues contributed by television and radio and other for the five years ended December 31, 1993, were:

                               1993   1992    1991   1990    1989

Television revenues             94%    91%     91%    89%     89%
Radio and other revenues         6      9       9     11      11
                               100%   100%    100%   100%    100%

In January 1993, the Company sold its mobile video production business for $4.5 million, which resulted in a gain of approximately $2.3 million before taxes. Revenues from the mobile video production business are included in the above table under other revenues.

During the first quarter of 1994, the Company sold its radio stations in Milwaukee, Wisconsin, and Shreveport, Louisiana, for a total of $7.2 million, which resulted in a gain of approximately
$3.6 million before taxes.

Excluding the results of the properties sold during 1993 and the first quarter of 1994, broadcasting revenues would have decreased approximately 1% and operating profit would have increased approximately 5% from 1992 to 1993.

The market size, rank and share for the Company's television stations are presented below:
                                 Rank                Share
         WKYC (Market #12)
             1993                  2                  17
             1992                  3                  17
             1991                  3                  17

         KSDK (Market #18)
             1993                  1                  26
             1992                  1                  24
             1991                  1                  24

         WLWT (Market #31)
             1993                  2                  19
             1992                  3                  17
             1991                  2                  21

         WBIR (Market #62)
             1993                  1                  28
             1992                  1                  27
             1991                  1                  27

         WMAZ (Market #120)
             1993                  1                  42
             1992                  1                  43
             1991                  1                  44

         Note: Information represents station ADI TV Household share sign-on/sign-off for the November Arbitron or Nielsen of the respective period.

         Source for market size:  "Arbitron Television - 1993"

The Company's television and radio stations compete for revenues principally on the basis of ratings. The Company's television and radio stations compete for revenues with other advertising media such as newspapers, magazines and other television and radio stations. Other sources of present and potential competition include cable television ("CATV"), pay cable and subscription TV operations. CATV systems currently operate in most of the market areas served by the Company's communications media. In addition, franchises for CATV systems have been granted by various communities in these market areas, and additional CATV franchises may be considered and granted from time to time. The future of broadcasting depends on a number of factors, including the general strength of the economy, population growth, overall advertising revenues, relative efficiency compared to other competing advertising media and existing and future governmental regulations and policies.

The business strategy of the Company's broadcasting division focuses on providing quality local programming and service to each of its respective communities. The most important local programming segment to the Company's broadcasting division is local news programming. Local news programming typically has the highest rating of any local programming segment, and television stations usually receive a significant portion of their advertising revenues from the local news segments. Quality local news coverage is also important in establishing a local station's public service reputation.

Further information regarding the Company's broadcasting operations is presented under "Federal Regulation of Broadcasting".


CABLE OPERATIONS

The Company operates cable television systems serving subscribers in Kansas, Oklahoma, Illinois, Indiana and North Carolina. The following table shows homes passed, basic and pay subscribers, basic penetration, pay-to-basic ratio and average monthly revenue per cable subscriber at the end of 1993, 1992 and 1991.

                              1993           1992          1991

  Homes passed              694,000        688,000        623,000
  Basic subscribers         417,000        410,000        365,000
  Pay subscribers           323,000        333,000        312,000
  Basic penetration           60.1%          59.6%          58.6%
  Pay-to-basic ratio          77.5%          81.2%          85.5%
  Average monthly revenue
     per cable subscriber    $33.29         $32.13         $30.36

The majority of the increase in basic subscribers from 1991 to 1992 was due to the purchase of 33,000 cable television subscribers in Indiana and Illinois.

Cable television is the distribution of television signals and special information programs to subscribers within the community by means of a coaxial cable system. A cable system may also offer pay television services which provide, for an extra charge, special programs such as recently released movies, entertainment programs or selected sports events. Subscribers receive these programs on a designated channel of the cable system which is restricted with electronic security devices to isolate the pay television signal so that only subscribers to the service can receive it.

The Company holds approximately 140 franchises from local governing authorities which permit the Company to operate a CATV system in the granting community (see Federal Regulation of Cable Television). These franchises, which expire at varying dates ranging from one to 20 years, are generally non-exclusive and may be terminated for failure to comply with specified conditions. In most cases, the Company is required to pay fees generally ranging from three to five percent of the system's revenues to the particular local governing authority granting the franchise. At the end of 1993, approximately 52 systems, which account for more than 68% of the Company's subscribers, have franchise agreements expiring in the year 2000 and beyond.

During 1993, the Company began a five-year $150 million investment in the technological upgrade of its cable television operations. The investment includes approximately $45 million in each of the next two years to replace the coaxial wire in our cable systems with fiber. The majority of the remaining portion of the $150 million program will include the integration of digital compression and the installation of interactive converter boxes in the homes of approximately 50% of our customers, being the percent of the existing customers that we expect will want the new interactive services. The Company believes the technological upgrade will prepare it for new competitors and potential revenue opportunities.

The Company may compete with other companies and individuals in the submission of applications for additional franchises, the renewal of existing franchises and in seeking to acquire operating CATV systems and under-developed franchises. Since most franchises are granted on a non-exclusive basis, other applicants may obtain franchises in areas where the Company presently operates systems or holds franchises. The Company's cable television division competes for revenues principally on the basis of quality of service, a variety of programming options and pricing.

The Company's strategy is to develop clusters of cable television systems in suburban communities of major metropolitan markets and other areas with favorable demographics. Management believes that the clustering of cable systems produces operating, marketing and servicing efficiencies.

On February 22, 1994, the Federal Communications Commission
("FCC" or "Commission") announced several decisions relating to cable rates (see Federal Regulation of Cable Television).

Wireless Cable Service

The Company operates wireless cable systems in the Oklahoma City, Oklahoma, and Wichita, Kansas, metropolitan areas. Wireless cable is over-the-air distribution to consumers' residences of video programming by means of microwave radio channels. It combines standard broadcast television reception equipment with microwave reception equipment and uses a combination downconverter and channel selector to provide a composite of broadcast and non-broadcast signals to subscribers. In this regard, wireless cable may provide an alternative programming delivery service to that offered by a traditional cable television system. The frequencies allocated by the FCC for this use are those in the multichannel multipoint distribution service ("MMDS"), Private Operational Fixed Microwave Service ("OFS") and, on a part-time basis, the Instructional

Television Fixed Service ("ITFS").

The Company holds several licenses issued by the FCC for use of frequencies in its Oklahoma City systems. For both the Oklahoma City and Wichita systems, the Company has entered into lease agreements with the FCC license-holders for various MMDS and ITFS frequencies. Terms of these agreements vary from one year to five years with provision for renewal.

In 1990 and 1991, the Commission simplified its regulations and procedures applicable to the wireless cable business in order to allow wireless cable systems to compete more effectively with traditional cable systems. Among other things, the Commission eliminated its rules restricting the number of wireless cable channels a single entity can control in a market and modified interference requirements and processing practices to accelerate the application process. The Commission also limited the future ownership or lease of wireless cable channels by cable television operators within their local franchise areas, while grandfathering existing wireless cable operations owned by cable television operators. Further, the Commission modified restrictions on lease terms for MMDS use of ITFS frequencies and increased power limitations and channel assignment standards. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") prohibits common ownership of cable television and wireless cable operations in a franchise area. However, existing operations, such as those of the Company, are grandfathered, and the FCC is authorized to grant waivers of the cross-ownership restriction in other situations.

Wireless cable operators that include local or distant television stations in their service offerings traditionally have relied upon the compulsory broadcast retransmission license established by the Copyright Act to cover their use of copyrighted material contained in such signals. The Copyright Office has ruled that the compulsory license does not cover wireless cable operations. The wireless cable industry is expected to seek legislation to clarify that wireless cable operators are eligible for the license. The provisions of the 1992 Act governing mandatory carriage of television broadcast signals (see Federal Regulation of Broadcasting) do not apply to wireless cable operations. However, those provisions dealing with retransmission consent are applicable. Consequently, wireless cable operators are required to obtain the consent of local broadcast stations prior to utilizing microwave frequencies to distribute such stations. The Company does not use microwave frequencies to distribute local over-the-air television stations in its Oklahoma City operations, but it does in Wichita, and it has obtained the requisite consents for distribution of those local stations.


SECURITY ALARM OPERATIONS

The Company sells or leases and installs residential and commercial alarm equipment and provides monitoring services for the alarm owner or lessee. These accounts are monitored through a central computer located in Wichita, Kansas. At year-end, the Company provided security monitoring services for approximately 52,000 customers (both residential and commercial) primarily located in the midwest and western United States. These accounts were obtained through acquisitions and through in-house sales efforts.

The following table shows the number of subscribers and the average recurring monthly revenue per security subscriber at the end of 1993, 1992 and 1991.

                                  1993       1992       1991

  Number of subscribers         52,000     35,000     26,000
  Average recurring monthly
     revenue per subscriber     $25.13     $23.09     $21.94

The Company's security alarm division generates revenues from the installation, monitoring and servicing of security alarm systems. Monitoring fees, which represent approximately 80% of the division's revenues, consist of payments from customers for the surveillance of the security devices in their home or business. These devices transmit a signal through telephone lines or radio waves to the monitoring station whenever the customer's alarm is triggered. Generally, monitoring contracts between the Company and alarm customers are for at least three years.

There are many security companies competing in the same markets with the Company. The Company may also compete with other companies in the acquisition of existing security accounts.
The Company's security division competes for revenues with many other security companies on the basis of quality of service, ability to monitor and service security systems and price.


ENTERTAINMENT OPERATIONS

The Company's entertainment division produces television programming for broadcast both in the U.S. and internationally.
The division derives virtually all of its operating profits and approximately 50% and 25%, respectively, of its revenues from the production and syndication of two daytime television talk shows, the "DONAHUE" and "SALLY JESSY RAPHAEL" shows. Both of these shows are primarily distributed via satellite to the stations for showing. A significant portion of operating profit for the division is contributed by the "DONAHUE" show. The Company's syndication activities continue to be an important source of revenues, particularly the "DONAHUE" show. The Company contracts with television stations for exclusive rights to air these programs in their respective markets. The length of these contracts generally range from one to three years. Fees from these sales to stations and the sale of advertising in these shows are the principal sources of revenue for the Company's entertainment division. In addition, the Company produces other talk shows, and special dramas, movies and docudramas for first-run syndication, the networks, cable, PBS and the international marketplace.

The "DONAHUE" show, hosted by Phil Donahue, is in its twenty-sixth year of production and syndication. The show is currently seen in 189 U.S. markets and in 50 foreign countries. Phil Donahue is currently under contract with the Company through August 31, 1995.

The "SALLY JESSY RAPHAEL" show is currently in its eleventh season of production and syndication and is broadcast in 186 U.S. markets and in 30 foreign countries. The show's revenues have grown significantly over the last five years, due to increased ratings and clearances. Sally Jessy Raphael is currently under contract with the Company through September 1998.

In September 1991, the Company purchased certain television and first-run syndicated television assets from Carolco Pictures, Inc.'s wholly owned subsidiary, Orbis Communications, now named Multimedia Motion Pictures, Inc. ("MMP"). MMP's primary objective is to produce made-for-television movies or miniseries for the networks, syndication and cable marketplace. The number of hours of programming produced and sold to various networks increased from six hours in 1992 to 16 hours in 1993. The Company expects to curtail this activity in the future to concentrate its resources on more profitable programming opportunities.

The Company introduced a talk show, "JERRY SPRINGER", in September 1991 on four stations and began nationwide syndication in September 1992. The "Jerry Springer" show is currently seen in 145 U.S. markets. Jerry Springer is currently under contract with the Company through September 1997.

"RUSH LIMBAUGH, THE TELEVISION SHOW", a late-night talk show, premiered in September 1992 and is currently seen in 223 U.S. markets. "RUSH LIMBAUGH, THE TELEVISION SHOW" is a joint venture between Ailes Communications, Rush Limbaugh and the Company. Rush Limbaugh is currently under contract with the Company through August 1995.

The Company plans to launch a news-oriented all talk channel for cable in the fall of 1994.

The Company's entertainment division competes for revenues with numerous other syndicated programming principally on the basis of ratings.


EMPLOYEE RELATIONS

The Company employs approximately 3,500 full-time employees and has contracts with local collective bargaining agents representing approximately 5% of its employees. Employees of the Company receive various supplemental benefits including group life and health insurance, pension and salary deferral thrift plans. The Company considers its relationship with employees excellent.


REGULATION OF BROADCASTING AND CABLE OPERATIONS

Federal Regulation of Broadcasting

The Company's television and radio broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934 as amended (the "Act"). The Act empowers the FCC, among other things, to issue, revoke or modify broadcasting licenses, to assign frequency bands, to determine the location of stations, to regulate the apparatus used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Act and to impose certain penalties for violation of its regulations.

Under the Act, radio and television broadcast licenses may be granted for maximum periods of seven and five years, respectively. Upon application, and in the absence of conflicting applications or adverse findings as to the licensee's qualifications, existing radio and television licenses will be renewed without hearing by the FCC for additional seven and five year terms, respectively.

If a competing application is filed against a licensee's renewal application, the Act requires a full comparative hearing. The U.S. Court of Appeals for the District of Columbia Circuit affirmed a significant FCC decision in a comparative television renewal proceeding which recognized an incumbent licensee's "renewal expectancy" based on substantial service to its community. The Court's decision indicated that a renewal expectancy, if proven by sound past performance, should be considered by the FCC along with other standard comparative factors applicable to both the incumbent and the competing applicants such as (i) the applicants' other media holdings (in this context, FCC policy disfavors owners of multiple properties); (ii) the applicants' plans for management of the facility by their respective owners (which is normally not required in the case of a publicly owned broadcasting company); and
(iii) other factors, including local residency, civic involvement and provision of signals to under-served populations. The FCC has established procedures placing strict limitation on settlement payments made to competing applicants in return for dismissal of their applications. These rules were intended to reduce the potential for abuse of the FCC's renewal procedures. The FCC currently has pending a rulemaking and inquiry proceeding to develop specific standards for determining whether an incumbent is entitled to a renewal expectancy and for comparing incumbent licensees with competing applicants as well as to establish procedures regarding the order of proof for determining entitlement to renewal expectancy.

Petitions to deny broadcast station license renewal applications (as well as other types of broadcast applications) have been filed in recent years by various parties asserting programming, employment and other complaints. Most such petitions have been denied by the FCC on the basis of pleadings and without formal hearings. The Company's applications for the renewal of its broadcast licenses for the regular term have heretofore been granted without hearing; however, there is no assurance that this experience will be repeated in the future.

The Company's television stations' FCC license renewal dates follow:

           Television Station    FCC License Renewal

                  WMAZ              April 1, 1997
                  WBIR              August 1, 1997
                  WKYC              October 1, 1997
                  WLWT              October 1, 1997
                  KSDK              February 1, 1998

The Act also prohibits the assignment of a license or the transfer of control of a license or significant modification of broadcast transmission facilities without prior approval of the FCC. Moreover, FCC multiple ownership regulations prohibit the common ownership or control of most communications media (i.e., television and radio, television and daily newspapers, radio and daily newspapers or television and cable television operations ("Cable")) serving common or overlapping market areas. The Company owns daily newspapers and AM and FM radio stations in Greenville, South Carolina; and AM and FM radio stations and a television station in Macon, Georgia. These ownership interests pre-dated the FCC's multiple ownership rules and thus are "grandfathered", and divestiture by the Company is not required. In the case of a sale or transfer of control (other than a "pro forma" or non-substantial transfer of control), however, the buyer or transferee would not be able to continue the common ownership of the relevant properties absent a waiver of the FCC's rules.

In addition, FCC multiple ownership regulations generally limit the number of cognizable broadcast interests which may be owned by an entity or individual. Cognizable interests under FCC multiple ownership rules include 5% or greater voting stockholder interests (10% or more for investment companies, bank trust departments and insurance companies), general (and some types of limited) partnership interests and official positions as officers or directors. FCC multiple ownership regulations generally permit the common ownership of up to 12 television stations (without regard to whether they are in the UHF or VHF band), provided the total audience reach of commonly owned television stations is less than 25% of the nation's television households. (For purposes of calculating the total percentage of national television households, only 50% of each UHF station's audience reach is counted.) A rulemaking proceeding currently pending before the FCC proposes to liberalize both the local and national limits on television ownership. It is unlikely that this rulemaking will be concluded before the end of 1994, and there can be no assurance that any of these rules will be changed. In any event, the Company's broadcast operations will continue to be subject to the FCC's ownership rules and any changes the agency may adopt. The Company does not believe that the FCC multiple ownership regulations for television stations will restrict its growth except in areas with overlapping coverage to its existing properties. In 1992 the FCC relaxed its "duopoly" rule governing ownership by a single entity of multiple radio stations in the same market. In local markets with 15 or more stations, one entity is permitted to own two AM and two FM stations, so long as the combined audience share of these stations does not exceed 25% of the market at the time of acquisition. In markets with fewer than 15 stations, ownership of up to three radio stations is permitted, no more than two of which may be in the same service (AM or FM), provided that the total number of stations owned comprises less than 50% of the total number of stations in the market. The FCC also increased the number of stations which may be owned by a single entity on a national basis to 18 AM and 18 FM stations; in 1994 this will increase to 20 AM and 20 FM stations.

The 1992 Act contains two provisions that fundamentally alter the relationship that has existed in recent years between cable television systems and television broadcast stations whose signals are distributed to cable subscribers. The first deals with the rights of "local" commercial and non-commercial television broadcasters to mandatory carriage of their signals on cable systems ("must-carry"). The second, in certain defined circumstances, prohibits cable operators from carrying the signals of television stations without first obtaining their consent ("retransmission consent"). The two provisions are related in that, with respect to local cable carriage, broadcasters must make a choice once every three years on a system by system basis whether to proceed under the must-carry rules or whether to insist upon retransmission consent in order for their signal to be carried.
The FCC's implementing regulations required broadcasters to elect between must-carry and retransmission consent by June 17, 1993, with the choice binding for three years. A broadcast station has the right to choose must-carry, assuming it can deliver a signal of specified strength, with regard to cable systems in its Area of Dominant Influence as defined by the audience measurement service Arbitron. Stations electing to grant retransmission authority were expected to conclude their consent agreements with cable systems by October 6, 1993, the date on which system's authority to carry broadcast signals without consent expired. In June 1993, the Company elected retransmission consent on the majority of cable systems that carry the signals of the stations in the stations' markets. Must-carry was elected on a small percentage of systems. Pending negotiation of long-term retransmission agreements, the stations have entered into interim agreements (currently scheduled to expire June 30, 1994) with all of the affected cable system operators.

The must-carry provisions of the 1992 Act have been challenged as unconstitutional. A special three-judge district court rejected the challenge. That decision has been appealed, and the Supreme Court of the United States heard oral arguments in the case on January 12, 1994. Its decision is expected later this year. The Company cannot predict the outcome of the case. A separate challenge to the retransmission consent provision of the 1992 Act was rejected by a Federal district court. An appeal of that decision is pending.

The FCC's syndicated exclusivity and network non-duplication rules enable television broadcast stations, that have obtained exclusive distribution rights for programming in their market, to require cable systems (with more than 1,000 subscribers) to delete or "black-out" such programming from other television stations which are carried by the cable system. The FCC is studying whether to relax or abolish the geographic limitations on program exclusivity contained in its rules so as to allow parties to set by contract the geographic scope of exclusive distribution rights.

In addition to full service television broadcast stations, the FCC, under its rules, provides for authorization of low power television stations ("LPTV"), subscription television stations ("STV"), multipoint distribution services ("MDS"), multichannel multipoint distribution services ("MMDS") and direct satellite-to-home broadcast services ("DBS"). These services have the technical capability to distribute television programming to viewers' homes and, thus, to compete with conventional full service television stations. Technological developments in broadcasting and related fields, such as High Definition Television ("HDTV"), Digital Audio Broadcasting ("DAB") as well as changes in FCC regulations, may affect the competitiveness of new and existing alternatives to conventional radio and television services or otherwise affect the market for radio and television broadcast services. For example, the FCC favors relaxation of the cross-ownership ban on telephone companies providing cable television services in their telephone service area and has authorized telephone companies to provide cable service on a "video dial tone" basis. (See Federal Regulation of Cable Television.) In this regard, the United States District Court for the Eastern District of Virginia recently held that the provision of the Communications Act that prohibits telephone companies from providing video programming to subscribers within their service area is unconstitutional. Although the court's ruling only applied to the operations of Bell Atlantic (the regional Bell Operating Company ["RBOC"] that brought the suit) and its subscribers, other RBOCs have brought suit in other courts seeking to have the provision declared unconstitutional. Congressional legislation to eliminate or modify this cross-ownership ban has also been proposed. The FCC also has proposed the establishment of a local multipoint distribution service ("LMDS") that could offer multiple channels of video programming using very high-frequency microwave signals in the 28 GHz band. Under the proposal, two service providers in each of 489 markets across the country would be licensed to distribute video, data and other telecommunications services. In January 1994, the FCC announced that it would issue a Second Notice of Proposed Rulemaking in this proceeding designed to determine whether it should implement a Negotiated Rulemaking Proceeding to allow participants to determine whether the 28 GHz band could be shared by terrestrial LMDS and satellite users. The Company cannot predict the outcome of the FCC's proceeding, nor can the Company assess the effect which future technological developments or changes in FCC regulations or policies may have on the Company's operations.

There are additional FCC regulations and policies, and regulations and policies of other federal agencies, regulating network-affiliate relations, political broadcasts, advertising practices, program content, equal employment opportunities, application procedures and other areas affecting the business or operation of broadcast stations. Proposals for additional or revised regulations or legislation are pending and considered by federal regulatory agencies and Congress from time to time. The Company cannot predict the effect of existing and proposed federal regulations, legislation and policies on its broadcasting business.

The foregoing does not purport to be a complete summary of all the provisions of the Act or the regulations and policies of the FCC thereunder.


Federal Regulation of Cable Television

The cable television industry is subject to extensive government regulation at the federal and local levels and, in some cases, at the state level. The relationship of various levels of government in regulating cable television and the extent of such regulation is established by the Cable Communications Policy Act of 1984 (the "1984 Act") and the recent amendment thereto, the 1992 Act. The FCC has had and will continue to have principal federal responsibility for regulating cable television. The 1992 Act has greatly expanded the regulatory framework of the FCC within which cable operators must operate. Under this new framework, the FCC was required to adopt new regulations implementing Congressional policies for such aspects of cable operations as rates, customer service obligations, carriage of television broadcast signals and other types of programming, technical matters, leased access, franchise issues, consumer electronics equipment standards, ownership and employment practices. During the past year, the FCC completed initial rulemaking proceedings in accordance with timetables imposed by the 1992 Act; however, many of the new rules remain under reconsideration by the FCC. In addition, provisions of the 1992 Act and some of the FCC's implementing regulations have been challenged in court. Thus, there remains an element of uncertainty as to the ultimate nature and scope of the new requirements.

     A. Television Signal Carriage and Programming. The 1992 Act contains two elements that fundamentally alter the relationship between cable systems and television broadcast stations. The first reinstates the mandatory carriage of certain local over-the-air television stations ("must-carry" rules). Such rules have previously been held unconstitutional as violative of cable operators' First Amendment Rights. The second element provides that in certain circumstances television stations may prohibit the carriage by cable systems absent consent ("retransmission consent"). The two provisions are related in that broadcast stations must elect either must-carry or retransmission consent on local cable systems. Election must be made every three years. For the current three-year election period, the Company's cable systems have succeeded in maintaining desirable channel line-ups by accommodating those stations electing mandatory carriage and entering into retransmission consent agreements with others. The U.S. Supreme Court recently heard arguments on an appeal of the 1992 Act's must-carry provisions and is expected to rule on their constitutionality later this year. In addition, the FCC is reconsidering certain aspects of its recently-adopted regulations governing must-carry and retransmission consent. (See also, Federal Regulation of Broadcasting, above.)

The FCC's syndicated exclusivity and network non-duplication rules enable television broadcast stations, that have obtained exclusive distribution rights for programming in their market, to require cable systems (with more than 1,000 subscribers) to delete or "black-out" such programming from other television stations which are carried by the cable system. The extent of such deletions varies from market to market but generally makes distant broadcast signals less attractive sources of programming. The FCC also is studying whether to relax or abolish the geographic limitations on program exclusivity contained in its rules so as to allow parties to set by contract the geographic scope of exclusive distribution rights. This could result in even more extensive program black-outs.

The FCC has recommended to Congress that it repeal at least part of the cable industry's compulsory copyright license which Congress established in 1976 to serve as a means of compensating program suppliers for cable retransmission of broadcast signals. (See Copyright discussion, below.) The FCC determined that the statutory compulsory copyright license for distant broadcast signals no longer served the public interest and that private negotiations between the applicable parties would better serve the public. The FCC has deferred a decision on whether to recommend the repeal of the statutory compulsory copyright license for retransmission of local broadcast signals. Legislation has been proposed to repeal the compulsory copyright license law. Without the compulsory license, cable operators might need to negotiate rights from the copyright owners for each program carried on each broadcast station in the channel lineup. Such negotiated agreements could increase the cost to cable operators of carrying broadcast signals. The exact relationship between the compulsory license and the 1992 Act's retransmission consent provision is unclear, and it is expected that additional legislation will be introduced to address this issue.

The FCC requires that non-broadcast cable origination programming comply with FCC standards similar to those imposed on broadcasters. These standards include regulations governing political advertising and programming, advertising during children's programming, prohibition of lottery information and sponsorship identification requirements.

The 1992 Act imposes certain restrictions on cable operators which have an attributable ownership interest in satellite programming services. Vertically-integrated companies are prohibited from unreasonably refusing to deal with a multichannel distributor and from discriminating in price, terms and conditions in the sale of programming to multichannel distributors if the effect is to hinder or prevent competition. As required by the 1992 Act, the FCC issued rules governing distribution practices and contractual relationships between vertically-integrated programmers and cable systems in an effort to promote competition and diversity in the programming market and to increase its availability to consumers. However, the rules allow programmers to: establish credit, financial or technical qualifications; establish different prices, terms and conditions based on actual and reasonable differences; and enter into exclusive arrangements if in the public interest. This provision has withstood judicial challenge, but an appeal of the court's decision is pending. In addition, the FCC is reconsidering the rules it adopted to implement statutory policy.

     B. Cable Television Ownership. As a result of the 1984 Act, the FCC is, with a few exceptions, the only governmental agency authorized to prescribe rules relating to cable system ownership or control by persons with interest in other mass media communications. The 1984 Act prohibits common ownership or control of a television station and a cable system in the station's Grade
B signal coverage area (typically an area approximately 15-75 miles from the station's transmitting antenna). The 1992 Act imposes restrictions on common ownership or control of MMDS and Satellite Master Antenna Television ("SMATV") operations in a cable service area. (SMATV is a video delivery system that receives programming through a satellite earth station for distribution to viewers (without using public rights of way) in multiple dwelling complexes such as apartment buildings and hotels.) Existing ownership interests of MMDS or SMATV services are unaffected. The 1992 Act directed the FCC to implement horizontal and vertical ownership limitations on cable operators. With regard to horizontal ownership, the FCC adopted rules limiting the number of subscribers a cable operator is authorized to reach to no more than 30 percent of all homes passed by cable nationwide. The horizontal ownership limits were invalidated by a federal court, and the FCC has stayed its rule pending further judicial appeal. The FCC's new vertical integration rules limit to 40 percent of a system's capacity the number of channels that can be occupied by a commonly-owned programmer. These rules are undergoing FCC reconsideration. The 1992 Act grants local franchising authorities certain rights to deny franchise awards or transfer approvals upon a finding of common ownership by the applicant of another system in the same service area or that competition would be reduced or eliminated by such award or transfer.

Except for rural telephone companies as defined by the FCC, federal law restricts the ability of telephone companies to engage in cable television operations within their local service areas. Specifically, local telephone companies may not provide video programming, channels of communication, pole or conduit space or other rental arrangements to an affiliate. The FCC favors relaxation of this ban and authorizes telephone companies to provide cable service on a "video dial tone" basis by furnishing transmission facilities to customers who would distribute programming. In the FCC's view, neither the phone company nor its programmer/customer would be subject to local franchise requirements that would apply to a conventional cable operator. Legislation which would eliminate or modify this ownership ban has also been proposed. If the restrictions are relaxed or removed, cable television companies could face increased competition. Recently, Bell Atlantic was successful in overturning the 1984 Cable Act cable-telco cross-ownership restrictions on constitutional grounds. The decision, which is limited in applications to Bell Atlantic and its subsidiaries, has been appealed, but other regional Bell Operating Companies have brought similar challenges in other jurisdictions. (See also Federal Regulation of Broadcasting, above.) Other measures that would eliminate barriers to telephone companies' entry into the cable television business are being considered by Congress.

In 1992 the FCC modified its regulations governing common ownership or control of cable systems with national television networks. The new rules allow national television networks to own cable systems if such a system (when aggregated with all other cable systems in which the network holds such an interest) does not pass (i) more than 10 percent of homes passed on a nationwide basis, and (ii) 50 percent of the homes passed within any one Arbitron area of dominant influence (ADI).

The 1992 Act prohibits, with some exceptions, cable operators from selling a system within 36 months of acquisition or construction. Franchise authorities must act within a certain time period to act on a request for transfer by a cable operator. The FCC has adopted rules dealing with both of these matters and has them under consideration.

     C. Leased Access. Cable systems with more than 36 activated channels are required by the 1984 Act to make a certain number of those channels available for commercial leased access by third parties unaffiliated with the system operator. (This provision does not, however, require a system in operation on or before December 29, 1984, to delete existing programming that was on the system before July 1, 1984, to accommodate potential lessees.) Under the 1992 Act, the FCC must determine maximum reasonable rates for commercial use of designated channel capacity and establish reasonable terms and conditions for such use. Parties who believe they have been denied access wrongfully may petition the FCC for relief or seek relief in Federal Court.

Under the 1992 Act, Cable operators may prohibit the carriage of any material deemed to be obscene or otherwise patently offensive on commercial access channels. Alternatively, cable operators may place all "indecent" leased access programming on a single channel and must block the channel unless otherwise requested by a subscriber. FCC implementing rules allowing cable operators to ban such programming from access channels were struck down by the court, which remanded to the FCC regulations dealing with operators' rights and obligations to sequester certain programming on a separate channel. The FCC has asked the court for a rehearing and has stayed enforcement of its rules in the meanwhile.

     D. Other Non-Programming Requirements. The 1992 Act mandates that the FCC modify and adopt new rules regarding frequency utilization standards for cable systems. The FCC has preempted, except upon a FCC-granted waiver, state and local authorities from enforcing technical standards which are more stringent than the FCC's guidelines.

The 1992 Act requires the FCC to issue regulations to ensure compatibility between cable systems and television receivers and video cassette recorders ("VCR"). Regulations shall include, among other things, requirements that cable operators notify subscribers if certain functions of television receivers and VCRs are not compatible with converter boxes. Regulations must also be adopted to promote the commercial availability of converter boxes and remote control devices. The FCC will also determine whether, and under what circumstances, to permit cable operators to scramble signals.

The FCC issues licenses for microwave relay stations, mobile radios and receive-only earth stations, all of which are commonly used in the operation of cable systems. A cable system's failure to comply with any FCC requirements may result in a variety of sanctions including monetary fines or revocation or suspension of licenses for stations used in connection with the system. A cable system's inability to use a microwave relay station or a mobile radio due to license revocation could adversely affect system operations, particularly if the relay microwave is used to provide service to distant communities or to relay distant television signals to the system.

The FCC rules contain signal leakage monitoring standards which must be complied with by all cable systems annually. These requirements pertain to cable operators' use of certain frequencies at specified power levels and involve specific testing which must be completed each year to test for signal leakage.

The FCC currently regulates the rates and conditions imposed by public utilities for use of their poles, unless under the Federal Pole Attachments Act state public service commissions are able to demonstrate that they regulate the cable television pole attachment rates. Nineteen states (including Illinois among those served by the Company) have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised. The validity of this FCC function was upheld by the U.S. Supreme Court.

The 1992 Act and FCC implementing rules expand the cable industry's Equal Employment Opportunity obligations by requiring cable companies to provide additional information on race, sex, hiring, promotion and recruitment practices for six employment positions that the FCC has identified as performing key management functions.

     E. Rate Regulation. The 1992 Act establishes a mechanism for regulation of the rates charged by a cable operator for its service. Local regulation of basic (that level of service which includes broadcast signals) cable rates will be permitted for those
cable systems not subject to "effective competition".   The
definition of "effective competition" (fewer than 30 percent of the households in the service area subscribe; or at least 50 percent of the households in the service area are served by two multichannel video programming distributors and at least 15 percent subscribe to the smaller operator; or a franchising authority serves as a multichannel video programming distributor and offers service to at least 50 percent of the households) ensures that virtually all cable systems are now subject to rate regulation. In order to regulate rates for the basic tier of service and related equipment, local officials must request FCC certification and must follow detailed FCC guidelines and procedures to determine whether the rates in question conform to a highly complex, FCC-approved "benchmark" or, if rates exceed the benchmark, whether the operator can justify them with a cost-of-service showing. FCC rules also limit related rates, including those for set-top converters, additional outlets and home wiring, to cost, plus a modest element of profit. Rates for expanded tiers of service (other than pay channels or pay-per-view) are subject to the same benchmark or cost-of-service standards as basic rates, but compliance is enforced by the FCC in response to complaints by subscribers or the local franchising authority. Although the new rules eventually will permit cable companies periodic rate increases for inflation and certain external costs, a rate freeze imposed by the FCC in May 1993 has been extended several times and continues in effect. On February 22, 1994, the FCC announced several decisions relating to cable rates including revisions to its "benchmark" approach. New benchmark formulas will be issued to reflect a new competitive differential -- that is, the average amount by which rates charged by cable operators not subject to effective competition exceeds "reasonable" rates - of 17 percent, rather than the 10 percent previously found by the FCC. In addition, the FCC altered its treatment of packages of a la carte channels. New rules will be issued setting forth factors that will be used, on a case-by-case basis, to determine whether an a la carte package "enhances subscriber choice" or "evades" rate regulation. Procedures for adding channels were adopted to permit operators to recover their programming costs, a markup of 7.5 percent on the programming, and some portion of the benchmark per channel rate. The FCC also adopted "interim" rules to govern cable operator cost-of-service showings, based on principles similar to those used in the telephone regulatory context. It set an interim industry-wide rate of return of 11.25 percent. The new rules also will include "streamlined" cost-of-service showings for upgrades and an experimental incentive upgrade plan.

Taken as a whole, the new regulations have compelled significant changes in the Company's operations including restructuring of the Company's service offerings and reduced rates for the reconstituted basic service. Additional changes are likely as a result of the February 1994 decisions. The ultimate impact of these regulations cannot be predicted at this time because many aspects of the regulatory scheme are under reconsideration by the FCC, are under judicial challenge, or have yet to be adopted by the FCC.

     F. Franchise Fees and Access. Although franchising authorities may impose franchise fees under the 1984 Act, such payments cannot exceed five percent of system revenues per year. Franchising authorities are also empowered to require that the operator provide certain cable-related facilities, equipment and services to the public and to enforce operator compliance with franchise requirements and voluntary commitments. The 1992 Act permits cable operators to itemize on its subscriber bills amounts assessed as a franchise fee or dedicated to certain franchisor-imposed requirements. When changed circumstances render compliance with such requirements commercially impracticable, the 1984 Act requires franchising authorities to renegotiate performance standards and, under certain conditions, permits the operator to make changes in program commitments without local approval.

Although franchising authorities are permitted to require and enforce the dedication of system channels for non-commercial public, educational and governmental access use, they must permit the operator to make other use of such channels until the demand for use of designated access purposes is sufficient to occupy the dedicated capacity. In addition, if the franchising authority requires or the operator volunteers to provide free services or financial support for non-commercial access users, the value of such commitments must be credited toward the franchise fee payment.

     G. Local Franchising. Because a cable distribution system uses local streets and rights-of-way, cable television systems have been subject to state and local regulation, typically imposed through the franchising process. State and local officials have been involved in franchisee selection, system design and construction, safety, service rates, consumer relations and billing practices and community-related programming and services. Except for cable systems lawfully operating without a franchise on or before July 1, 1984, the 1984 Act requires that a cable operator obtain a franchise prior to instituting service. Under the 1992 Act, franchising authorities may not award an exclusive franchise or unreasonably deny a competitive franchise. Local authorities may, without obtaining a franchise, operate their own cable system, notwithstanding the granting of one or more franchises by a local authority.

The FCC has adopted rules which establish minimum customer service requirements. However, the 1992 Act permits local franchising authorities to establish, in excess of or in addition to those of the FCC, certain customer service requirements regarding such matters as office hours, telephone availability and service calls.

     H. Renewal. The 1992 Act did not significantly alter the procedures for the renewal of cable television franchises which provide an incumbent franchisee certain protections against having its franchise renewal application denied. These procedures are designed to provide the incumbent franchisee with a fair hearing on past performance, an opportunity to present a renewal proposal and to have it fairly and carefully considered, and a right of appeal if the franchising authority either fails to follow the procedures or denies renewal unfairly. Nevertheless, renewal is not assured, as the franchisee must meet certain statutory and franchise standards. Moreover, even if a franchise is renewed, the franchising authority may attempt to impose new and more onerous requirements such as significant upgrading of facilities and services or higher franchise fees as a condition of renewal.

     I. Theft of Cable Service and Unauthorized Reception of Satellite Programming. The 1984 Act addresses the problem of unauthorized connections to cable systems and the use of private earth stations capable of receiving many of the attractive satellite-delivered program services offered by cable systems without payment to or authorization of the program owner. Both of these practices are potential sources of significant revenue loss for cable systems. The 1992 Act has raised the penalties for engaging in theft of service and the manufacturing or sale of devices used to assist theft of service. However, it is not a violation to receive satellite-delivered programming by private earth stations without permission, if the program signal in question is not scrambled (transmitted in an encoded form which cannot be received without special decoding equipment), and the program owner has no specific marketing arrangement in place for granting such user permission.

     J. Copyright. Cable television systems are subject to a federal copyright licensing scheme covering carriage of television broadcast signals. In exchange for contributing a percentage of their revenues to a federal copyright royalty pool, cable operators receive blanket permission (a "compulsory license") to retransmit copyrighted material in broadcast signals. The amount of this royalty payment varies depending on the amount of system revenues from certain sources, the number of distant signals carried and the location of the cable system with respect to over-the-air television markets. Royalty rates paid by operators are subject to periodic adjustment by a copyright arbitration royalty panel, which can be convened by the Librarian of Congress when necessary in order to compensate for the effects of national monetary inflation and for FCC rule changes that increase the amount of television broadcast signals that cable systems carry. Legislative proposals have been and continue to be made to simplify or eliminate the compulsory license. The FCC has recommended to Congress that the compulsory license for the carriage of distant broadcast signals be eliminated. In addition, the full impact of the 1992 Act's retransmission consent provision is unclear. Therefore, the nature or amount of future payments for broadcast signal carriage cannot be predicted at this time. For the copyrighted materials they use in carriage or origination of non-broadcast programming, cable systems, like broadcasters, must have the permission of each copyright holder. System compliance with both the statutory copyright license and provisions of the Copyright Act of 1976 requiring private clearance is enforced through copyright infringement litigation brought by either the copyright holder or its representative or, in the case of violations of the statutory copyright license, by a local broadcaster or the copyright holder.

     K. Regulatory Change. Since its adoption in 1984, the Cable Act has been shaped by FCC regulations and by judicial interpretation. The 1992 Act has resulted in significant changes in the operation of cable television systems. As discussed above, the FCC has been charged with adopting rules and regulations and implementing the new provisions, although at present it is difficult to predict the ultimate course of such rules and regulations. Additionally, major provisions of the 1992 Act have been challenged in the courts, most significantly, the must-carry, retransmission consent and rate regulation provisions. It is likely that FCC regulations will also be challenged in court. Until the FCC has concluded its rule-making proceedings and the courts have adjudicated the issues presented to them, it would be premature to assess the full impact of the 1992 Act on the Company.

The foregoing does not purport to be a complete summary of all present and proposed federal, state and local regulations relating to the cable industry.

Item 2.  Properties.

The Company owns all of its newspaper publishing plants and properties; 222,000 square feet in Greenville, South Carolina; 124,000 square feet in Montgomery, Alabama; 91,000 square feet in Asheville, North Carolina; 65,000 square feet in Clarksville, Tennessee; 27,000 square feet in Staunton, Virginia; 19,000 square feet in Gallipolis, Ohio; 11,000 square feet in Moultrie, Georgia; and 14,000 square feet in Mountain Home, Arkansas. In addition, the Company leases approximately 30,000 square feet of newspaper production and office space in Alabama, North Carolina, South Carolina and Tennessee.

The Company's Montgomery, Alabama, newspaper has begun a $15 million capital project to purchase a new press and upgrade its production plant with $4 million to be invested in 1994.
In its broadcasting operations, the Company owns buildings with approximately 68,000 square feet in St. Louis, Missouri; 12,000 square feet in Cincinnati, Ohio; 39,000 square feet in Knoxville, Tennessee; 10,000 square feet in Greenville, South Carolina; and 28,000 square feet in Macon, Georgia. The Company leases its studio buildings in Cincinnati and Cleveland.

The Company owns all of its cable television systems and equipment. The Company leases certain offices and tower sites. The Company owns the offices in Wichita, Great Bend and McPherson, Kansas; Edmond and Bixby, Oklahoma; Oak Lawn and Harvey, Illinois; Rocky Mount, New Bern, Greenville, Washington and Kinston, North Carolina; and Laporte, Indiana.

In its entertainment operations, the Company leases approximately
16,000 square feet in New York, New York, and 13,000 square feet in Los Angeles, California.

In its security operations, the Company leases office space in Oklahoma City, Oklahoma; Dallas and Houston, Texas; Miami, Florida; Chicago, Illinois; and St. Louis, Missouri. The central monitoring station is located in the Company's cable television headquarters in Wichita, Kansas.

Except as noted above, the Company generally owns the equipment used in its newspaper, broadcasting, cable, entertainment and security operations.

The Company believes that all of its properties are in good condition, well maintained and adequate for its current operations.

Item 3.  Legal Proceedings.

The Company from time to time becomes involved in litigation incidental to its business, including libel actions. In the opinion of management, the Company carries adequate insurance against any judgments of material amounts which are likely to be recovered in such actions. At the present time, the Company is not a party to any litigation in which it is anticipated that the amount of any likely recovery would have a material adverse effect on its financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

The Company's Common Stock is traded in the National Market System over-the-counter market and appears on The National Association of Securities Dealers Automated Quotation ("NASDAQ") under the symbol MMEDC.

The following table sets forth the range of closing high and low bid prices for the Company's Common Stock in the over-the-counter market by quarter since January 1, 1992. The prices were reported by The NASDAQ Information Exchange System. These prices represent prices between dealers in securities and, as such, do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

                                  Low Bid           High Bid
1993:
 First Quarter                     $32.00             $36.25
 Second Quarter                    $32.00             $38.00
 Third Quarter                     $30.75             $36.75
 Fourth Quarter                    $33.50             $39.00
1992:
 First Quarter                     $23.00             $28.00
 Second Quarter                    $26.00             $29.00
 Third Quarter                     $23.50             $28.75
 Fourth Quarter                    $24.00             $32.00

The Company's Credit and Note Agreements limit the payment of dividends on any capital stock of the Company. Currently the most restrictive of these limits the annual payment of dividends to 25% of annualized net income. No dividends were declared or paid during 1993 or 1992. The Company has no intention of paying any cash dividends in the foreseeable future. (See Note 6 to the Consolidated Financial Statements included in the 1993 Annual Report, which material is incorporated herein by reference.)

As of March 3, 1994, there were approximately 1,200 record holders of the Company's Common Stock.

Item 6.  Selected Financial Data.

The required information is set forth on pages 18 and 19 of the accompanying 1993 Annual Report, which material is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The required information is set forth on pages 16 through 23 of the accompanying 1993 Annual Report, which material is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The following information is set forth in the accompanying 1993
Annual Report, which material is incorporated herein by reference:

All Consolidated Financial Statements of Multimedia, Inc. and
Subsidiaries (pages 24 through 27); all Notes to Consolidated
Financial Statements (pages 28 through 41); and the "Independent
Auditors' Report" (page 42).

With the exception of the information herein expressly incorporated by reference, the 1993 Annual Report of the Registrant is not deemed filed as part of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.


PART III.

Item 10.  Directors and Executive Officers of the Registrant.

The required information is incorporated herein by reference from the information in the Company's definitive proxy statement dated March 15, 1994, for the Annual Meeting of Shareholders to be held April 20, 1994, under the headings "Election of Directors" and "Executive Officers".

Item 11.  Executive Compensation.

The required information is incorporated herein by reference from the information in the Company's definitive proxy statement dated March 15, 1994, for the Annual Meeting of Shareholders to be held April 20, 1994, under the headings "Management Compensation" and "Compensation Committee Interlocks and Insider Participation".

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

The required information is incorporated herein by reference from the information in the Company's definitive proxy statement dated March 15, 1994, for the Annual Meeting of Shareholders to be held April 20, 1994, under the headings "Election of Directors", "Principal Shareholders of the Company" and "Executive Officers".

Item 13.  Certain Relationships and Related Transactions.

The required information is incorporated herein by reference from the information in the Company's definitive proxy statement dated March 15, 1994, for the Annual Meeting of Shareholders to be held April 20, 1994, under the headings "Election of Directors", "Management Compensation" and "Compensation Committee Interlocks and Insider Participation".

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a) (1) The following consolidated financial statements are incorporated by reference from the 1993 Annual Report attached hereto:

          Consolidated Statements of Earnings, years ended December 31, 1993, 1992 and 1991

          Consolidated Statements of Stockholders' Equity (Deficit), years ended December 31, 1993, 1992 and 1991

          Consolidated Statements of Cash Flows, years ended December 31, 1993, 1992 and 1991

          Consolidated Balance Sheets, December 31, 1993 and 1992

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

(a) (2) The following auditors' report and financial schedules for years ended December 31, 1993, 1992 and 1991 are submitted herewith:

          Independent Auditors' Report on 10-K Schedules

          Schedule V - Property, Plant and Equipment

          Schedule VI - Accumulated Depreciation - Property, Plant and Equipment

          Schedule VIII - Valuation and Qualifying Accounts

          Schedule X - Supplementary Income Statement Information

      All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a) (3) Exhibits:

       (2)  See Exhibit 10.8.

     (3.1) Restated Articles of Incorporation of the Company filed on December 22, 1967, in the office of the Secretary of State of South Carolina: Incorporated by reference to
            Exhibit 4.4 to the Company's Registration Statement on Form S-3, No. 33-9622.

     (3.2) Amendments to the Company's Restated Articles of Incorporation filed on June 27, 1969; April 20, 1972; April 25, 1978; May 1, 1980; and May 13, 1983, in the
            office of the Secretary of State of South Carolina:
            Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3, No. 33-9622.

     (3.3) Amendment to the Company's Restated Articles of Incorporation attached as Annex B to Articles of Merger filed on October 1, 1985, in the office of the Secretary of State of South Carolina: Incorporated by reference to
            Exhibit 4.6 to the Company's Registration Statement on Form S-3, No. 33-9622.

     (3.4) Articles of Amendment filed February 8, 1990, in the office of the Secretary of State of South Carolina:
            Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 ("1989 Form 10-K") (File No. 0-6265).

     (3.5) Articles of Amendment to the Company's Restated Articles of Incorporation filed April 18, 1991, in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.4 to the Company's Registration Statement on Form S-8, File No. 33-40050 ("S-8 No. 33-40050").

     (3.6)  By-laws of the Company:  Incorporated by reference to
            Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985 ("1985 Form 10-K") (File No. 0-6265).

   (3.6.1) Amendment to By-laws of the Company, effective April 23, 1992: Incorporated by reference to Exhibit 4.2.1 to the Company's Registration Statement on Form S-3, File No. 33-46557.

   (3.6.2)  Amendment to By-laws of the Company, effective December
            10, 1993.

     (4.1)  See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.6.1, 3.6.2,
            10.5 and 10.7.

     (4.2) Form of Certificates for Common Stock: Incorporated by reference to Exhibit 4.2 to the Company's Form 10-K for the year ended December 31, 1992 ("1992 Form 10-K") (File No. 0-6265).

     (4.3) Rights agreement, dated as of September 6, 1989, by and between the Company and South Carolina National Bank,
            Rights agent: Incorporated by reference to Exhibit 1 to Form 8-K of the Company dated September 6, 1989.

     (4.4) The Company hereby agrees to furnish to the Securities and Exchange Commission, upon request of the Commission, a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

    (10.1)* Restricted Option Plan of the Company:
            Incorporated by reference to Exhibit 10.1 to the Company's 1985 Form 10-K.

    (10.2)* Performance Stock Option Plan of the Company:
            Incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31,
            1987 (File No. 0-6265).

  (10.2.1)* Amendment of Performance Stock Option Plan:
            Incorporated by reference to Exhibit 10.2.1 to the Company's Form 10-K for the year ended December 31,
            1988 ("1988 Form 10-K") (File No. 0-6265).

    (10.3)* Key Executive Stock Option Plan of the Company:
            Incorporated by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-8, No.
            33-17234.

    (10.4)* Director Stock Option Plan: Incorporated by reference to Exhibit 10.20 to 1992 Form 10-K.

    (10.5) Credit Agreement between the Company and the Chase Manhattan Bank (National Association) and Citibank, N.A. as Lead Agents, the First National Bank of Chicago, First Union National Bank of North Carolina and the Toronto-Dominion Bank, Cayman Islands Branch, as Co-Agents and the Chase Manhattan Bank (National Association), as Administrative Agent, and various banks (excluding schedules and certain exhibits); the Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted Schedule or Exhibit upon request of the Commission: Incorporated by reference to
            Exhibit 4.1 of the Company's 1990 second quarter Form 10-Q (File No. 0-6265).

  (10.5.1)  List of Lenders under Credit Agreement as of March 3, 1994.

    (10.6) Contract for Services between Multimedia Entertainment, Inc. and Phillip J. Donahue, dated as of April 15, 1982, as amended by letter agreements dated April 15, 1982, February 10, 1984, and August 6, 1985: Incorporated by reference to Exhibit 10.6 to the Company's 1985 Form 10-K. Portions of this exhibit have been omitted and are the subject of an order of the United States Securities and Exchange Commission granting the Company's request for confidential treatment.

  (10.6.1) Amendment to Contract for Services: Incorporated by reference to Exhibit 10.6.1 to the Company's 1988 Form 10-K. Portions of this exhibit have been omitted and are the subject of an order of the United States Securities and Exchange Commission granting the Company's request for confidential treatment.

  (10.6.2) Amendment to Contract for Services: Incorporated by reference to Exhibit 10.6.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991. Portions of this exhibit have been omitted and are the subject of an order of the United States Securities and Exchange Commission granting the Company's request for confidential treatment.

  (10.6.3) 1993 Amendment to Contract for services: Incorporated by reference to Exhibit 10.6.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1993. Portions of this exhibit have been omitted and are the subject of an order of the United States Securities and Exchange Commission granting the Company's request for confidential treatment.

    (10.7) Form of Note Agreement between the Company and various institutional holders (excluding schedules and certain exhibits); the Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request of the Commission: Incorporated by reference to Exhibit 4.2 of the Company's 1990 second quarter Form 10-Q.

    (10.8) Recapitalization Agreement and Plan of Merger, dated May 1, 1985, as amended and restated between MM Acquiring Corp. and the Company: Incorporated by reference to
            Exhibit 2 to the Company's Registration Statement on Form S-14 dated August 20, 1985 (Registration No. 2-99786).

    (10.9)* Executive Salary Protection Plan: Incorporated by reference to Exhibit 10.15 to the Company's Form
            10-K for the year ended December 31, 1986.

   (10.10)* Executive Salary Protection Agreement - First
            Amendment:  Incorporated by reference to Exhibit
            10.10 to the Company's Form 10-K for the year ended
            December 31, 1991 ("1991 Form 10-K").

   (10.11) Purchase Agreement by and between Multimedia, Inc. and National Broadcasting Company, Inc.: Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1990.

   (10.12) Exchange Agreement between National Broadcasting Company, Inc. and Multimedia, Inc.: Incorporated by reference to
            Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1990 (File No. 0-6265).

   (10.13)* 1991 Stock Option Plan: Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1990 (File No. 0-6265).

 (10.13.1)* Amendment to 1991 Stock Option Plan:  Incorporated
            by reference to Exhibit 28.2 to S-8 No. 33-40050.

 (10.13.2)* Amendments to 1991 Stock Option Plan, dated as of
            February 24, 1993:  Incorporated by reference to
            Exhibit 10.13.2 to the 1992 Form 10-K.

   (10.14)* Management Committee Incentive Plan: Incorporated by reference to Exhibit 10.14 to 1991 Form 10-K.

   (10.15)* Executive Incentive Plan: Incorporated by reference to Exhibit 10.15 to 1991 Form 10-K.

   (10.16)* Summary of Supplemental Retirement Program for
            Messrs. Bartlett and Sbarra: Incorporated by reference to Exhibit 10.16 to 1991 Form 10-K.

 (10.17)* Agreements between Multimedia, Inc. and J. William Grimes dated August 6 and September 20, 1991:
            Incorporated by reference to Exhibit 10.16 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-6265).

 (10.17.1)* Resolution of Board of Directors relating to J.
            William Grimes, adopted April 23, 1992:
            Incorporated by reference to Exhibit 10.7.1 to the Company's Form 10-Q for the quarter ended March 31,
            1992.

 (10.17.2)* Resolution of Board of Directors relating to J.
            William Grimes, adopted December 18, 1992:
            Incorporated by reference to Exhibit 10.17.2 to 1992 Form 10-K.

 (10.17.3)* Resignation and release agreement between
            Multimedia, Inc. and J. William Grimes dated
            December 9, 1993.

   (10.18)* Agreement with Robert L. Turner, dated January 29,
            1991: Incorporated by reference to Exhibit 10.18 to 1991 Form 10-K.

   (10.19) Contract for Services between Multimedia Entertainment, Inc. and Rabbit Ears Enterprises, f/s/o Sally Jessy Raphael, dated as of April 26, 1989, as amended by letter dated December 4, 1990: Incorporated by reference to
            Exhibit 10.19 to 1991 Form 10-K. Portions of this exhibit have been omitted and are the subject of an order of the United States Securities and Exchange Commission granting the Company's request for confidential treatment.

 (10.19.1)  Agreement between Multimedia Entertainment, Inc. and
            Wonderland Entertainment, f/s/o Sally Jessy Raphael, dated as of August 17, 1993: Incorporated by reference to Exhibit 10.19.1 to the Company's Form 10-Q for the quarter ended September 30, 1993. Portions of this exhibit have been omitted and are the subject of an order of the United States Securities and Exchange Commission granting the Company's request for confidential treatment.

   (10.20) Asset Purchase and Sale Agreement by and between Prime Cable Income Partners, L.P., as seller and Tar River Communications, Inc., as buyer, relating to Valparaiso and Laporte, Indiana systems dated as of July 30, 1992, as amended by letter supplement dated as of December 3, 1992: Incorporated by reference to Exhibits to Form 8-K dated December 16, 1992.

      (11)  Computation of Primary and Fully Diluted Earnings per
            Share.

      (13)  1993 Annual Report.

      (21)  Subsidiaries of the Registrant.

      (23) Accountants' Consent to incorporate by reference in Registration Statements No. 2-68069, 33-17234, 33-40050,
            33-40253, 33-61574 and 33-61462, on Form S-8, and in
            Registration Statements No. 33-42179 and 33-46557 on Form
            S-3.

      (99)  Proxy Statement dated March 15, 1994.
________________________
*  This is a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

     Items reported on Form 8-K dated December 10, 1993:

       (5)  Other Events
       (7)  Exhibits

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIMEDIA, INC.
By:

       Signature                   Title                        Date

/s/ Walter E. Bartlett        Chairman, Chief              March 28, 1994
Walter E. Bartlett            Executive Officer
                              and President

/s/ Robert E. Hamby, Jr.      Senior Vice President        March 28, 1994
Robert E. Hamby, Jr.          Finance and Administration
                              and Chief Financial
                              Officer

/s/ Thomas L. Magaha          Vice President               March 28, 1994
Thomas L. Magaha              Finance and Development/
                              Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of the dates indicated.

By:

/s/ Walter E. Bartlett        Director                     March 28, 1994
Walter E. Bartlett

/s/ Rhea T. Eskew             Director                     March 28, 1994
Rhea T. Eskew

/s/ David L. Freeman          Director                     March 28, 1994
David L. Freeman

/s/ Robert E. Hamby, Jr.      Director                     March 28, 1994
Robert E. Hamby, Jr.

/s/ Donald D. Sbarra          Director                     March 28, 1994
Donald D. Sbarra

/s/ Elizabeth P. Stall        Director                     March 28, 1994
Elizabeth P. Stall

               INDEPENDENT AUDITORS' REPORT ON 10-K SCHEDULES

The Board of Directors and Stockholders
Multimedia, Inc.:

Under the date of February 11, 1994, we reported on the consolidated balance sheets of Multimedia, Inc. and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of earnings, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual reports to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedules as listed in Item 4(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statement taken as a whole, present fairly, in all material respects, the information set forth therein.

                              (signature of KPMG Peat Marwick appears here)

Greenville, South Carolina
February 11, 1994

                                                                     Schedule V

                                   MULTIMEDIA, INC. AND SUBSIDIARIES
                                      Property, Plant and Equipment
                              Years ended December 31, 1993, 1992 and 1991

                                                                                           Other
                                    Balance at        Additions       Retirements         Changes
                                     Beginning       During Year        or Sales           During       Balance at
                                      of Year          At Cost        During Year         Year (A)      End of Year
Year ended December 31, 1993:
  Land and land improvements       $  5,222,000           96,000           20,000           15,000        5,313,000
  Buildings                          38,713,000          466,000          219,000          195,000       39,155,000
  Broadcasting equipment             63,100,000        3,466,000       13,478,000          810,000       53,898,000
  Publishing equipment               57,566,000        2,075,000          922,000         (120,000)      58,599,000
  Cablevision equipment             243,240,000       30,533,000        7,913,000        7,039,000      272,899,000
  Other equipment and fixtures       55,171,000        9,468,000        2,538,000        6,458,000       68,559,000
  Construction in progress              436,000        1,274,000             ---               ---        1,710,000
                                    -----------      -----------      -----------      -----------      -----------
                                   $463,448,000       47,378,000       25,090,000       14,397,000      500,133,000
                                    ===========      ===========      ===========      ===========      ===========

Year ended December 31, 1992:
  Land and land improvements       $  5,166,000           18,000            4,000           42,000        5,222,000
  Buildings                          37,465,000        1,102,000          138,000          284,000       38,713,000
  Broadcasting equipment             60,880,000        3,695,000        1,288,000         (187,000)      63,100,000
  Publishing equipment               53,367,000        6,269,000        2,070,000              ---       57,566,000
  Cablevision equipment             205,656,000       20,532,000        1,838,000       18,890,000      243,240,000
  Other equipment and fixtures       43,282,000        6,632,000        1,743,000        7,000,000       55,171,000
  Construction in progress            1,221,000         (755,000)             ---          (30,000)         436,000
                                    -----------      -----------      -----------      -----------      -----------
                                   $407,037,000       37,493,000        7,081,000       25,999,000      463,448,000
                                    ===========      ===========      ===========      ===========      ===========

Year ended December 31, 1991:
  Land and land improvements       $  5,021,000          102,000              ---           43,000        5,166,000
  Buildings                          37,150,000        1,556,000          201,000       (1,040,000)      37,465,000
  Broadcasting equipment             58,321,000        3,042,000        1,156,000          673,000       60,880,000
  Publishing equipment               52,109,000        2,879,000        1,621,000              ---       53,367,000
  Cablevision equipment             188,517,000       18,543,000        1,404,000              ---      205,656,000
  Other equipment and fixtures       35,548,000        6,796,000        1,681,000        2,619,000       43,282,000
  Construction in progress            1,951,000         (731,000)             ---            1,000        1,221,000
                                    -----------      -----------      -----------      -----------      -----------
                                   $378,617,000       32,187,000        6,063,000        2,296,000      407,037,000
                                    ===========      ===========      ===========      ===========      ===========
Note:
(A) Other changes include reclassifications from other asset accounts, reclassifications between categories and property, plant and equipment of acquired companies, recorded principally at fair market values.

                                                                  Schedule VI

                                 MULTIMEDIA, INC. AND SUBSIDIARIES
                     Accumulated Depreciation - Property, Plant and Equipment
                           Years ended December 31, 1993, 1992 and 1991

                                                                                          Other
                                      Balance At      Charged To      Retirements        Changes
                                      Beginning       Costs and        or Sales          During        Balance At
                                       of Year       Expenses (A)     During Year       Year (B)       End of Year
Year ended December 31, 1993:
  Land improvements                $    331,000           39,000           10,000               --          360,000
  Buildings                          17,452,000        1,346,000          177,000           19,000       18,640,000
  Broadcasting equipment             47,460,000        3,838,000       11,265,000          324,000       40,357,000
  Publishing equipment               29,214,000        3,881,000          900,000           (1,000)      32,194,000
  Cablevision equipment             123,840,000       20,218,000        6,710,000               --      137,348,000
  Other equipment and fixtures       26,641,000        6,100,000        2,346,000           77,000       30,472,000
                                    -----------      -----------      -----------      -----------      -----------
                                   $244,938,000       35,422,000       21,408,000          419,000      259,371,000
                                    ===========      ===========      ===========      ===========      ===========

Year ended December 31, 1992:
  Land improvements                $    295,000           40,000            4,000               --          331,000
  Buildings                          16,249,000        1,340,000          137,000               --       17,452,000
  Broadcasting equipment             44,248,000        4,583,000        1,231,000         (140,000)      47,460,000
  Publishing equipment               27,407,000        3,694,000        1,888,000            1,000       29,214,000
  Cablevision equipment             108,439,000       16,989,000        1,589,000            1,000      123,840,000
  Other equipment and fixtures       22,923,000        5,064,000        1,568,000          222,000       26,641,000
                                    -----------      -----------      -----------      -----------      -----------
                                   $219,561,000       31,710,000        6,417,000           84,000      244,938,000
                                    ===========      ===========      ===========      ===========      ===========

Year ended December 31, 1991:
  Land improvements                $    230,000           36,000               --           29,000          295,000
  Buildings                          15,695,000        1,270,000          181,000         (535,000)      16,249,000
  Broadcasting equipment             41,274,000        5,085,000        1,145,000         (966,000)      44,248,000
  Publishing equipment               25,646,000        3,321,000        1,560,000               --       27,407,000
  Cablevision equipment              94,252,000       15,346,000        1,159,000               --      108,439,000
  Other equipment and fixtures       18,868,000        4,082,000        1,499,000        1,472,000       22,923,000
                                    -----------      -----------      -----------      -----------      -----------
                                   $195,965,000       29,140,000        5,544,000               --      219,561,000
                                    ===========      ===========      ===========      ===========      ===========

Notes:
(A)  Depreciation for financial reporting purposes is calculated principally on the straight-line basis over the estimated useful lives of the respective assets.  The useful lives of the assets range from 10 to 15 years for land improvements; 15-40 years for buildings; 3-25 years for broadcasting equipment; 3-20 years for publishing equipment; 5-20 years for cablevision equipment and 3-15 years for other equipment and fixtures.
(B)  Other changes represent accumulated depreciation from reclassifications between categories and accumulated depreciation on property, plant and equipment of acquired companies.

                                                                 Schedule VIII
                                    MULTIMEDIA, INC. AND SUBSIDIARIES

                                    Valuation and Qualifying Accounts

                              Years ended December 31, 1993, 1992 and 1991


                                                            Additions
                                     Balance at     Charged to     Collection    Deductions    Balance at
                                      Beginning      Costs and         of           from         End of
                                       of Year       Expenses       Writeoffs     Reserves         Year

Year ended December 31, 1993:
  Allowance for discounts           $   54,000        850,000            --        786,000        118,000
  Allowance for doubtful
    accounts                         3,891,000      3,875,000       620,000      4,791,000      3,595,000
                                     ---------      ---------     ---------      ---------      ---------
                                    $3,945,000      4,725,000       620,000      5,577,000      3,713,000
                                     =========      =========     =========      =========      =========


Year ended December 31, 1992:
  Allowance for discounts           $   14,000        902,000            --        862,000         54,000
  Allowance for doubtful
    accounts                         3,371,000      4,112,000       584,000      4,176,000      3,891,000
                                     ---------      ---------     ---------      ---------      ---------
                                    $3,385,000      5,014,000       584,000      5,038,000      3,945,000
                                     =========      =========     =========      =========      =========


Year ended December 31, 1991:
  Allowance for discounts           $   52,000        964,000           --      1,002,000         14,000
  Allowance for doubtful
    accounts                         3,454,000      4,493,000      494,000      5,070,000      3,371,000
                                     ---------      ---------    ---------      ---------      ---------
                                    $3,506,000      5,457,000      494,000      6,072,000      3,385,000
                                     =========      =========    =========      =========      =========

                                                                   Schedule X

                       MULTIMEDIA, INC. AND SUBSIDIARIES

                   Supplementary Income Statement Information

                  Years ended December 31, 1993, 1992 and 1991



                                         Charged directly to
                                         Costs and Expenses

                                  1993            1992           1991

Amortization of intangible
     assets                    $14,778,000     11,272,000      9,308,000
                                ==========     ==========      =========

Advertising costs              $11,099,000      9,669,000      8,785,000
                                ==========     ==========      =========


All other information is inapplicable or less than one percent of total revenue.