Form 10-Q
period 1994-03-31
MULTIMEDIA INC
filed 1994-05-12
CIK 68813

Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994
For the transition period from         to
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

The number of shares outstanding for each of the issuer's classes of common stock, as of March 31, 1994:

                          Common Stock, $.10 par value

                         37,274,978 shares outstanding

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

The following consolidated financial statements are incorporated by reference from the Report to Shareholders for the quarter ended
March 31, 1994.

     Consolidated Statements of Earnings, three months ended March 31, 1994 and 1993.

     Consolidated Balance Sheets as of March 31, 1994 and December
     31, 1993.

     Consolidated Statements of Cash Flows, three months ended
     March 31, 1994 and 1993.

The information furnished reflects all adjustments consisting of normally recurring accruals which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion regarding the Company's financial condition and results of operations for the quarter ended March 31, 1994 is included in the Report to Shareholders attached hereto as an exhibit and incorporated herein by reference.

The net earnings of $17.3 million and earnings per share of $.45 include an after tax gain on the sale of three radio properties of approximately $2.1 million or $.05 per share. Last year's net earnings of $29.5 million or $.77 per share included a net benefit of $14.3 million or $.37 per share for the cumulative effect of changes in accounting principles and an after tax gain of $1.4 million or $.04 per share on the sale of properties in the first quarter of 1993. Excluding the results of the sale of properties in 1994 and 1993 and the changes in accounting principles in 1993, the 1994 first quarter earnings per share increased 11% over 1993 first quarter earnings per share.

The Multimedia newspapers' revenue increase was due to advertising revenue increases primarily due to volume growth in classified and national advertising.

The Broadcasting division revenues were 5% ahead of last year's results. Excluding the results of radio properties sold in 1994 and the Company's video production unit sold in the first quarter of 1993, the division's revenues increased approximately 9% and operating expenses were flat with last year.

Multimedia cable revenues were flat with last year primarily due to the rate freeze mandated by the Federal Communications Commission
(FCC) which has been in effect since September. The operating profit decrease for the division was due to increased depreciation expense resulting from system rebuilds.

In February, the Company announced a $150 million technological upgrade of its cable operations over the next five years. The first stage of the upgrade involves a capital investment of $45 million in each of the next two years to replace coaxial wire in our cable systems with fiber.

The entertainment division will increase its investments in production and promotion during 1994 in response to increased talk-show competition and to help launch new programs. Because of these increased investments, the Company expects the entertainment division's 1994 operating profit to be approximately the same as the 1993 operating profit.

As previously announced, the Company expects to launch an all-talk 24-hour cable channel in September 1994.

The Security revenue and operating profit increases are primarily due to increases in the number of customers from approximately
38,000 at the end of the first quarter of 1993 to approximately
57,000 customers at March 31, 1994.

There have been no material adverse changes in the Registrant's financial condition during the quarter ended March 31, 1994 and reference is made to management's discussion and analysis relating to liquidity and capital resources which appeared on pages 16-23 of the Company's 1993 Annual Report.


PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following summarizes the votes at the Annual meeting of the Company's shareholders held on April 20, 1994:

Matter                            For       Withheld
Election of Directors:

  Walter E. Bartlett          30,626,063     273,146
  George H. V. Cecil          30,627,508     271,701
  Rhea T. Eskew               30,625,458     273,751
  David L. Freeman            30,625,870     273,339
  M. Dexter Hagy              30,627,988     271,221
  Robert E. Hamby, Jr.        30,626,758     272,451
  John T. LaMacchia           30,626,798     272,411
  Leslie G. McCraw            30,628,188     271,021
  Dorothy P. Ramsaur          30,627,458     271,751
  Donald D. Sbarra            30,619,387     279,822
  Elizabeth P. Stall          30,626,648     272,561
  William C. Stutt            30,625,618     273,591

                                             For     Against     Abstentions
Ratification of appointment of KPMG
  Peat Marwick as independent auditors   30,651,151   20,059       227,999
  for 1994

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:

       4.    By-laws of the Company, as amended to date.

      11.    Computation of Primary and Fully Diluted Earnings per
             Share.

      15. Independent accountants' report re unaudited interim financial information.

      19. Report to Shareholders for the quarter ended March 31, 1994.

(b)  Reports on Form 8-K.

     Items reported on Form 8-K dated February 16, 1994.

         Item 5.  Other Events.

         Item 7.  Financial Statements and Exhibits.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Multimedia, Inc.
                                          (Registrant)





     May 12, 1994             Signature of Robert E. Hamby, Jr. appears here
     ------------             ----------------------------------------------
       (Date)                 Robert E. Hamby, Jr.
                              Senior Vice President
                              Finance & Administration
                              Chief Financial Officer



     May 12, 1994             Signature of Thomas L. Magaha appears here
     ------------             ----------------------------------------------
       (Date)                 Thomas L. Magaha
                              Vice President
                              Finance and Development/Controller