Form 10-Q
period 1994-06-30
MULTIMEDIA INC
filed 1994-08-10
CIK 68813

Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

For the transition period from         to
Commission file number 0-6265



                                MULTIMEDIA, INC.
             (Exact name of registrant as specified in its charter)


          South Carolina                              57-0173540
- - -------------------------------                  -------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

305 South Main Street, Greenville, South Carolina             29601
- - -------------------------------------------------           ---------
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

The number of shares outstanding for each of the issuer's classes of common stock, as of June 30, 1994:

                          Common Stock, $.10 par value

                         37,508,878 shares outstanding

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

The following consolidated financial statements are incorporated by reference from the Report to Shareholders for the quarter ended
June 30, 1994.

     Consolidated Statements of Earnings, three months and six months ended June 30, 1994 and 1993.

     Consolidated Balance Sheets as of June 30, 1994 and December
     31, 1993.

     Consolidated Statements of Cash Flows, six months ended June
     30, 1994 and 1993.

The information furnished reflects all adjustments consisting of normally recurring accruals which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Discussion regarding the Company's financial condition and results of operations for the quarter ended June 30, 1994 is included in the Report to Shareholders attached hereto as an exhibit and incorporated herein by reference.

The year-to-date net earnings of $36.8 million and earnings per share of $.96 include an after tax gain on the sale of three radio properties of approximately $2.1 million or $.05 per share. Last year's net earnings of $47.8 million or $1.25 per share included a net benefit of $14.3 million or $.37 per share for the cumulative effect of changes in accounting principles and an after tax gain of $1.4 million or $.04 per share on the sale of properties in the first quarter of 1993. Excluding the results of the sale of properties in 1994 and 1993 and the changes in accounting principles in 1993, the 1994 year-to-date earnings per share increased 8% over 1993 earnings per share.

The newspaper revenue increase was due to advertising revenue increases primarily due to volume growth in classified and national advertising.

The broadcasting division revenues were 1% ahead of last year's results for the quarter and 3% ahead year-to-date. Excluding the results of radio properties sold in 1994 and the Company's video production unit sold in the first quarter of 1993, the division's revenues increased approximately 5% for the quarter and 7% year-to-date. The division's operating profit, excluding the sale of properties, increased 22% for the quarter and 29% year-to-date.

Multimedia year-to-date and quarterly cable revenues were up 1% compared to last year primarily due to the rate freeze mandated by the Federal Communications Commission (FCC) which has been in effect since September 1993. The operating profit decrease for the division was principally due to increased depreciation expense resulting from system rebuilds.

In February, the Company announced a $150 million technological upgrade of its cable operations over the next five years. The first stage of the upgrade involves a capital investment of approximately $45 million in both 1994 and 1995 to replace coaxial wire with fiber.

For the quarter, the entertainment division's revenues decreased 11.3% to $36.2 million. The decrease was primarily due to approximately $7.5 million in revenue from the made-for-television movie operation included in last year's second quarter results. Excluding the movie company, entertainment's second-quarter revenues increased 7.7%. For the first half of the year, entertainment's revenues decreased 5.5% to $72.9 million, but would have increased 7.6% excluding the movie company.

The Company expects to launch an all-talk 24-hour cable channel in October 1994.

The Security revenue and operating profit increases are primarily due to increases in the number of customers from approximately
42,000 at the end of the second quarter of 1993 to approximately
60,000 customers at June 30, 1994.

There have been no material adverse changes in the Registrant's financial condition during the quarter ended June 30, 1994 and reference is made to management's discussion and analysis relating to liquidity and capital resources which appeared on pages 16-23 of the Company's 1993 Annual Report.


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:

   10.21.    Agreement between Multimedia, Inc. and Douglas J.
             Greenlaw dated July 20, 1994.

   10.22.    Terms of retirement of Walter E. Bartlett dated June
             16, 1994.

      11.    Computation of Primary and Fully Diluted Earnings per
             Share.

      15. Independent accountants' report re unaudited interim financial information.

      19. Report to Shareholders for the quarter ended June 30, 1994.

(b)  Reports on Form 8-K.

     Items reported on Form 8-K dated June 17, 1994.

         Item 5.  Other Events.

         Item 7.  Financial Statements and Exhibits.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   Multimedia, Inc.
                              --------------------------
                                     (Registrant)





August 9, 1994      SIGNATURE OF ROBERT E. HAMBY, JR. APPEARS HERE
- - --------------      ----------------------------------------------
     (Date)         Robert E. Hamby, Jr.
                    Senior Vice President
                    Finance & Administration
                    Chief Financial Officer



August 9, 1994      SIGNATURE OF THOMAS L. MAGAHA APPEARS HERE
- - --------------      ----------------------------------------------
    (Date)          Thomas L. Magaha
                    Vice President
                    Finance and Development/Controller