Form 10-Q
period 1994-09-30
MULTIMEDIA INC
filed 1994-11-10
CIK 68813

Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

               For the transition period from         to
                       Commission file number 0-6265


                                MULTIMEDIA, INC.
             (Exact name of registrant as specified in its charter)


          South Carolina                                       57-0173540
 ------------------------------                            -----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

305 South Main Street, Greenville, South Carolina                  29601
- - - -------------------------------------------------                ----------
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

The number of shares outstanding for each of the issuer's classes of common stock, as of September 30, 1994:

                          Common Stock, $.10 par value

                         37,581,928 shares outstanding

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

The following consolidated financial statements are incorporated by reference from the Report to Shareholders for the quarter ended September 30, 1994.

     Consolidated Statements of Earnings, three months and nine months ended September 30, 1994 and 1993.

     Consolidated Balance Sheets as of September 30, 1994 and December 31, 1993.

     Consolidated Statements of Cash Flows, nine months ended September 30, 1994 and 1993.

The information furnished reflects all adjustments consisting of normally recurring accruals which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Discussion regarding the Company's financial condition and results of operations for the quarter ended September 30, 1994 is included in the Report to Share-holders attached hereto as an exhibit and incorporated herein by reference.

The year-to-date net earnings of $67.2 million and earnings per share of $1.76 include an after tax gain on the sale of the Company's wireless cable operations of $13.4 million or $.35 per share; an after tax gain on the sale of three radio properties of approximately $2.1 million or $.05 per share; and a loss from the closing of its made-for-television movie production business of $1.8 million or $.05 per share. Last year's nine-month net earnings of $50.3 million or $1.32 per share exclude a net benefit of $14.3 million or $.37 per share for the cumulative effect of changes in accounting principles and an after tax gain of $1.4 million or $.04 per share on the sales of properties and a reduction in income tax expense of approximately $12.0 million or $.31 per share due to the resolution of IRS examinations. Excluding the results of the above mentioned items in 1994 and 1993, the 1994 year-to-date earnings from ongoing operations increased 6.6% over 1993 earnings.

The newspaper revenue increase was due to advertising revenue increases principally due to volume growth in classified and retail advertising.

The broadcasting division revenues were 3% ahead of last year's results for the quarter and year-to-date. Excluding the results of radio properties sold in 1994 and the Company's video production unit sold in 1993, the division's revenues increased approximately 6.5% for the quarter and 6.8% year-to-date. The division's operating profit excluding the sold properties increased 28.7% for the quarter and 28.8% year-to-date.

Year-to-date and quarterly cable revenues were flat to last year primarily due to the rate regulation by the Federal Communications Commission (FCC) which has been in effect since September 1993. In addition, as mentioned above, the Company sold its wireless cable operations in August 1994.

In February, the Company announced a $150 million technological upgrade of its cable operations over the next five years. The first stage of the upgrade involves a capital investment of approximately $45 million in each of 1994 and 1995 to replace coaxial wire with fiber.

The Entertainment division's revenues decreased 5% for the quarter and year-to-date due to revenues from the made-for-television movie operation included in the 1993 results and a decline in its talk show ratings in 1994. Excluding the movie company, entertainment's third quarter revenues increased .5%, and revenues for the year increased 5.2%. Operating profit increased .3% for the year and decreased 6.7% for the quarter excluding the movie operation.

Security revenue and operating profit increases are primarily due to increases in the number of customers from approximately 48,000 at the end of the third quarter of 1993 to approximately 63,000 customers at September 30, 1994.

In October 1994, the Company announced that it expected 1994 earnings from ongoing operations to be in the range of $1.95 to $1.97 per share, up about 4% from $1.88 earned in 1993. The earnings projections from ongoing operations are in line with what the Company announced that it expected for the year on February 15, 1994.

The projections for earnings from ongoing operations exclude pre-launch and first year expenses from the Company's Talk Channel, a cable service that premiered on October 1, 1994. Those expenses are expected to be $9 million for 1994, based on 100% ownership. The projected earnings also exclude the gains on the sale of properties in 1994 and 1993, the loss on the closing of the made-for-television movie operations and the changes in accounting principles and IRS adjustments in 1993.

There have been no material adverse changes in the Registrant's financial condition during the quarter ended September 30, 1994 and reference is made to management's discussion and analysis relating to liquidity and capital resources which appeared on pages 16-23 of the Company's 1993 Annual Report.


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     10.6.4 1994 Amendment to Contract for Services. Portions of this exhibit have been omitted and are the subject of a request made to the United States Securities and Exchange Commission for confidential treatment.

     11.       Computation of Primary and Fully Diluted Earnings per Share

     15. Independent accountants' report re unaudited interim financial information.

     19.       Report to Shareholders for the quarter ended September 30, 1994.

     27.       Financial Data Schedule

(b)  Reports on Form 8-K.

     Items reported on Form 8-K dated July 21, 1994:

         Item 5.  Other Events.

         Item 7.  Financial Statements and Exhibits

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Multimedia, Inc.
                                --------------------------------
                                           (Registrant)





     November 10, 1994          SIGNATURE APPEARS HERE
- - - --------------------------      ---------------------------------
          (Date)                Robert E. Hamby, Jr.
                                Senior Vice President
                                Finance & Administration
                                Chief Financial Officer



     November  10, 1994         SIGNATURE APPEARS HERE
- - - ---------------------------     ---------------------------------
          (Date)                Frederick G. Lohman
                                Vice President - Controller