Form 10-K
MULTIMEDIA INC
filed 1995-03-24
CIK 68813

United States
               Securities and Exchange Commission
                     WASHINGTON, D.C. 20549

                           FORM 10-K
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 (FEE REQUIRED)

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 1994        For the transition period
                                                   from _____  to _____
                                                   Commission file number 0-6265
                        MULTIMEDIA, INC.
      ____________________________________________________
     (Exact name of registrant as specified in its charter)

           South Carolina                                     57-0173540
 ______________________________                           _________________
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

305 South Main Street, Greenville, South Carolina                   29601
_________________________________________________                 __________
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (803) 298-4373

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.10 par value
                  ____________________________
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days. Yes [X]   No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (share-holders holding as of December 31, 1994, less than 5% of the outstanding common stock, excluding directors and officers), computed by reference to the average bid and asked prices of such stock, as of March 3, 1995, was $966,254,000.

The number of shares outstanding of the Registrant's common stock, $.10 par value, was 37,628,478 at March 3, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Incorporated Documents                                 Location in Form 10-K
----------------------                                 ---------------------
Portions of 1994 Annual Report to Shareholders         Parts I and II
Portions of Proxy Statement dated March 15, 1995       Part III

 PART I.

 ITEM 1.  BUSINESS.

 Multimedia, Inc. (the "Company") is a diversified media company with corporate headquarters in Greenville, South Carolina. The Company is a South Carolina corporation which began using its current name in 1968; however, its predecessor newspaper and broadcasting companies date back as early as 1888. The Company publishes 11 daily and approximately 50 non-daily newspaper publications; owns and operates five television and two radio stations; serves approximately 432,000 cable television subscribers in five states; monitors approximately 65,000 security alarm customers; and produces and syndicates television programming.

 The Company's industry segments are newspaper publishing, broadcasting, cable television, entertainment and security alarms. Financial information for these segments is presented in Note 14 of the Notes to Consolidated Financial Statements in the 1994 Annual Report, which material is incorporated herein by reference.

 Further information relating to the development of the business since the beginning of the fiscal year covered by this report is included in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 17 through 21 in the 1994 Annual Report and in the Notes to Consolidated Financial Statements in the 1994 Annual Report, which material is incorporated herein by reference.


 RECAPITALIZATION MERGER

 On September 20, 1985, the Company's shareholders approved a Recapitalization Agreement and Plan of Merger providing for the merger of MM Acquiring Corp., a new corporation which had been organized for purposes of the merger, with and into the Company (the "Recapitalization Merger"). The purpose of the Recapitalization Merger was to recapitalize the Company and thereby provide the Company's shareholders with an opportunity to receive a premium over historical prices for a significant portion of their shares while retaining an ongoing equity interest in the Company and to provide performance incentives to members of senior management of the Company by providing them with increased equity participation in the Company. The Recapitalization Merger was consummated on October 1, 1985. Further information relating to the Recapitalization Merger is included in Note 2 of the Notes to Consolidated Financial Statements in the 1994 Annual Report, which material is incorporated herein by reference.


 SUBSEQUENT EVENT

 On February 22, 1995, the Company announced that its board of directors had authorized management, together with Goldman, Sachs & Co., to explore strategic alternatives to enhance shareholder value, including the sale of Multimedia, Inc., the spin-off of one or more of its divisions, a business combination or any similar transaction. No decision has been made to pursue any particular strategic alternative, and there can be no assurance that any transaction will result from the Company's exploration process.


 NEWSPAPER OPERATIONS

 The Company publishes the only daily newspapers in Greenville, South Carolina; Asheville, North Carolina; Montgomery, Alabama; Clarksville, Tennessee; Gallipolis and Pomeroy, Ohio; Point Pleasant, West Virginia; Staunton, Virginia; Moultrie, Georgia; and one of the two dailies in Mountain Home, Arkansas. It also publishes Sunday newspapers in each market except Moultrie, Point Pleasant and Mountain Home. The Company also publishes approximately 50 non-daily publications in Alabama, Arkansas, Georgia, North Carolina, Ohio, South Carolina, Virginia and Tennessee, including the monthly MUSIC CITY NEWS and THE GOSPEL VOICE.

 In April 1993, the Company's Montgomery newspaper merged its morning and afternoon newspapers. Prior year linage comparisons have not been restated. However, if restated, billed advertising linage would have increased 2.2% from 1992 to 1993. The increase is primarily due to a strong rebound in classified advertising. Classified continued to grow in 1994, increasing by 17.6%

 Substantially all of the Company's newspaper revenues are obtained from advertising and circulation. Advertising rates and rate structures vary depending upon circulation and type of advertising (local, classified, national, etc.). The following table indicates billed newspaper advertising linage and advertising revenues for 1994, 1993 and 1992.

                                  1994           1993           1992

 Advertising linage           158,600,000    144,928,000    146,172,000
 Advertising revenues       $ 110,223,000   $ 99,173,000   $ 98,254,000

 The Company's newspapers are primarily home-delivered and are generally sold by independent carriers and circulation dealers. Certain non-daily publications are distributed free of charge, using both mail and carrier delivery. The following table indicates total paid newspaper circulation at year-end and circulation revenues for 1994, 1993 and 1992.

                                  1994           1993           1992
 Circulation:
   Daily                         321,000        323,000         325,000
   Sunday                        357,000        352,000         351,000
   Non-daily                     165,000        202,000         159,000

 Circulation revenues        $32,824,000    $30,233,000    $ 28,491,000

 The percentages of the Company's newspaper revenues contributed by advertising, circulation and other operating revenues for the five years ended December 31, 1994, were:

                            1994      1993       1992       1991      1990

 Advertising revenues         73%       73%        74%        76%       78%
 Circulation revenues         22        22         22         20        19
 Other operating revenues      5         5          4          4         3
                             100%      100%       100%       100%      100%

 Newsprint represents approximately 20% of the newspaper division's operating expenses. The basis weight of newsprint used by the Company is 30 pound paper. The price of newsprint remains volatile and is expected to increase in 1995. The average cost per ton may vary depending upon the competitive discount allowance throughout the year. Two newsprint suppliers provide the majority of the Company's newsprint. The Company believes that its newsprint supply sources under existing arrangements are adequate.

 The Company's newspapers compete for advertising principally on the basis of readership and compete for circulation principally on the basis of content. With the exception of Mountain Home, Arkansas, the Company's daily newspapers do not compete directly with any other general circulation daily newspaper published in that community. Most of the Company's newspapers compete with other newspapers published in nearby cities and towns, or with free distribution advertising weeklies. Further, all of the Company's newspapers compete with newspapers having national or regional circulation, as well as with magazines, radio, television, outdoor and other advertising media.


 BROADCASTING OPERATIONS

 The Company wholly owns and operates four VHF television stations located in St. Louis, Missouri (KSDK, a NBC affiliate); Cincinnati, Ohio (WLWT, a NBC affiliate); Knoxville, Tennessee (WBIR-TV, a NBC affiliate); and Macon, Georgia (WMAZ-TV, a CBS affiliate). In addition, the Company owns a 51% majority interest in WKYC-TV (a NBC affiliate) in Cleveland, Ohio, and has operating control of the station.

 Television stations operate under five and six year network affiliation contracts. The network provides programs to its affiliated stations and sells commercial time in the programs to national advertisers. The stations also sell commercial time in the programs to national and local advertisers. Generally, a network affiliation agreement can be canceled prior to the expiration of the contract by either party with 180 days notice. The Company has experienced no difficulties in the past with such affiliation renewals. The Company's television stations' affiliation renewal dates follow:

         Television Station           Network Affiliation Renewal

               KSDK                        August 29, 2000
               WLWT                        August 29, 2000
               WBIR                        August 29, 2000
               WKYC                        August 29, 2000
               WMAZ                        February 1, 2000

 Each television station transmits live, filmed or taped programs purchased from others or produced by the station. For both television and radio, the Company endeavors to present a balanced schedule of programs, including entertainment, news, public affairs, sports and other programs of public service and public interest.

 The Company owns and operates an AM and FM radio broadcasting station in Macon, Georgia. The stations are authorized to operate 24 hours per day, and each maintains a daily operating schedule of at least 18 hours.

 The principal sources of the Company's television and radio revenues consist of payments from national, regional and local advertisers or agencies for program time or advertising announcements, payments from the networks for broadcasting network programming and payments by advertisers and other broadcasters for services such as the production of films or the taping of advertising material.

 The percentages of the Company's broadcasting revenues contributed by television and radio and other for the five years ended December 31, 1994, were:

                                   1994     1993     1992     1991    1990

 Television revenues                96%      94%      91%      91%     89%
 Radio and other revenues            4        6        9        9      11
                                   100%     100%     100%     100%    100%

 During 1994, the Company sold its radio stations in Milwaukee, Wisconsin; Shreveport, Louisiana; and in Greenville and Spartanburg, South Carolina, for a total of $13.2 million. This resulted in a gain of approximately $8.2 million before taxes.

 In January 1993, the Company sold its mobile video production business for $4.5 million, which resulted in a gain of approximately $2.3 million before taxes. Revenues from the mobile video production business are included in the above table under other revenues.

 Excluding the results of the properties sold during 1993 and 1994, broadcasting revenues would have increased approximately 11% and operating profit would have increased approximately 33.8% from 1993 to 1994. After the same exclusion, broadcasting revenues would have decreased approximately 1% and operating profit would have increased approximately 5% from 1992 to 1993.

 The market size, rank and share for the Company's television stations are presented below:
                                     Rank               Share
        WKYC (Market #13)
              1994                     1 (tied)           20
              1993                     2                  17
              1992                     3                  17

          KSDK (Market #18)
              1994                     1                  26
              1993                     1                  26
              1992                     1                  24

          WLWT (Market #31)
              1994                     2                  18
              1993                     2                  19
              1992                     3                  17

          WBIR (Market #63)
              1994                     1                  29
              1993                     1                  28
              1992                     1                  27

          WMAZ (Market #124)
              1994                     1                  36
              1993                     1                  42
              1992                     1                  43

 Note: Information represents station DMA TV Household share sign-on/ sign-off for the November Arbitron or Nielsen of the respective period.


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


 CABLE OPERATIONS

 The Company operates cable television systems serving subscribers in Kansas, Oklahoma, Illinois, Indiana and North Carolina. The following table shows homes passed, basic and pay subscribers, basic penetration, pay-to-basic ratio and average monthly revenue per cable subscriber at the end of 1994, 1993 and 1992.

                                   1994          1993            1992

    Homes passed                710,000       694,000         688,000
    Basic subscribers           432,000       417,000         410,000
    Pay subscribers             339,000       323,000         333,000
    Basic penetration             60.8%         60.1%           59.6%
    Pay-to-basic ratio            78.4%         77.5%           81.2%
    Average monthly revenue
       per cable subscriber      $32.56        $33.29          $32.13

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

 The Company holds approximately 140 franchises from local governing authorities which permit the Company to operate a CATV system in the granting community (see Federal Regulation of Cable Television). These franchises, which expire at varying dates ranging from one to 20 years, are generally non-exclusive and may be terminated for failure to comply with specified conditions. In most cases, the Company is required to pay fees generally ranging from three to five percent of the system's revenues to the particular local governing authority granting the franchise. At the end of 1994, approximately 58 systems, which account for more than 73% of the Company's subscribers, have franchise agreements expiring in the year 2000 and beyond.

 During 1993, the Company began a five-year $150 million investment in the technological upgrade of its cable television operations. The investment will allow the Company to replace the coaxial wire in its cable systems with fiber and will include the integration of digital compression and the installation of interactive converter boxes in the homes of approximately 50% of the Company's customers. The Company believes the technological upgrade will prepare it for new competitors and potential revenue opportunities.

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

 On February 22, 1994, and November 19, 1994, the Federal Communications Commission ("FCC" or "Commission") announced several decisions relating to cable rates (see Federal Regulation of Cable Television).

 During the first quarter of 1995, the Company completed the trade of certain of the Company's cable systems in Oklahoma and Illinois with 40,500 cable subscribers for Telecommunications, Inc.'s cable systems in Wichita, Kansas, with 50,400 subscribers. The Company paid $12.4 million in cash as part of this transaction.

 Wireless Cable Service

 In August 1994, the Company sold its wireless cable operations for $35.1 million resulting in a gain of $22.0 million before taxes.


 SECURITY ALARM OPERATIONS

 The Company sells or leases and installs residential and commercial alarm equipment and provides monitoring services for the alarm owner or lessee. These accounts are monitored through a central computer located in Wichita, Kansas. At year-end, the Company provided security monitoring services for approximately 65,000 customers (both residential and commercial) primarily located in the midwest and western United States. These accounts were obtained through acquisitions and through in-house sales efforts.

 The following table shows the number of subscribers and the average recurring monthly revenue per security subscriber at the end of 1994, 1993 and 1992.

                                      1994       1993        1992

         Number of subscribers       65,000     52,000      35,000
         Average recurring monthly
            revenue per subscriber   $26.32     $25.13      $23.09

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


 ENTERTAINMENT OPERATIONS

 The Company's entertainment division produces television programming for broadcast both in the U.S. and internationally. The division derives virtually all of its operating profits and approximately 45% and 30%, respectively, of its revenues from the production and syndication of two daytime television talk shows, the "Donahue" and "Sally Jessy Raphael" shows. Both of these shows are primarily distributed via satellite to the stations for showing. The Company contracts with television stations for exclusive rights to air these programs in their respective markets. The length of these contracts generally range from one to three years. Fees from these sales to stations and the sale of advertising in these shows are the principal sources of revenue for the Company's entertainment division.

 The "Donahue" show, hosted by Phil Donahue, is in its twenty-seventh year of production and syndication. The show is currently seen in 170 U.S. markets and in 55 foreign countries. Phil Donahue is currently under contract with the Company through August 31, 1996.

 The "Sally Jessy Raphael" show is currently in its eleventh season of production and syndication and is broadcast in 178 U.S. markets and in 28 foreign countries. Sally Jessy Raphael is currently under contract with the Company through September 1998.

 The "Jerry Springer" show is currently in its fourth season of production and syndication and is currently seen in 147 U.S. markets and 19 foreign countries. Jerry Springer is currently under contract with the Company through September 1997.

 "Rush Limbaugh, The Television Show," a late-night talk show, premiered in September 1992 and is currently seen in 224 U.S. markets. "Rush Limbaugh, The Television Show" is a joint venture between Ailes Communications, Rush Limbaugh and the Company. Rush Limbaugh is currently under contract with the Company through August 1998.

 In September 1994, the Company introduced two new talk shows, "Susan Powter" and "Dennis Prager". These shows are cleared in 184 and 154 markets, respectively.

 In 1994, the Company discontinued the operations of Multimedia Motion Pictures, Inc., its made-for-television movie business, resulting in a loss of $3.4 million.

 The entertainment division's primary business is the production of talk shows for syndication to television stations across the country. There has been a significant increase in competition in this area. At the end of 1994, there were over 15 talk shows in syndication with more scheduled to debut in 1995. The increase in the number of shows increases competition not only for viewers but also for advertising dollars, station clearances, guests and production talent. The impact has been a decline in ratings for many talk shows. The "Donahue" and "Sally Jessy Raphael" shows have experienced ratings declines from 15-30%. These declines have resulted in station license renewals at lower amounts than in years past and lower advertising revenues.

 In October 1994, the Company launched "NewsTalk Television," a cable channel in the news-talk format, to diversify the entertainment division so that results are not as dependent on personality-driven talk shows. This venture will require several years of investment before it is expected to achieve profitability. The Company's current projections are to invest approximately $20 million in "NewsTalk Television" in 1995 compared with $7.7 million in 1994.

 The Company expects the above two factors to result in a reduction in operating profit of approximately 50% for the Company's entertainment division for 1995.


 EMPLOYEE RELATIONS

 The Company employs approximately 3,700 full-time employees and has contracts with local collective bargaining agents representing approximately 5% of its employees. Employees of the Company receive various supplemental benefits including group life and health insurance, pension and salary deferral thrift plans. The Company considers its relationship with employees excellent.


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

 The Act would prohibit the Company or its subsidiaries from continuing as broadcast licensees if more than one-fifth of the Company's stock were to be owned of record or voted by aliens or foreign governments, or their representatives, or if an officer or director of the Company were an alien.

 Under the Act, radio and television broadcast licenses may be granted for maximum periods of seven and five years, respectively. Upon application, and in the absence of conflicting applications or adverse findings as to the licensee's qualifications, existing radio and television licenses will be renewed without hearing by the FCC for additional seven and five year terms, respectively.

 If a valid competing application is timely filed against a licensee's renewal application, the Act requires a full comparative hearing. The U.S. Court of Appeals for the District of Columbia Circuit affirmed a significant FCC decision in a comparative television renewal proceeding which recognized an incumbent licensee's "renewal expectancy" based on substantial service to its community. The Court's decision indicated that a renewal expectancy, if proven by sound past performance, should be considered by the FCC along with other standard comparative factors applicable to both the incumbent and the competing applicants such as (i) the applicants' other media holdings (in this context, FCC policy disfavors owners of multiple properties); (ii) subject to the ultimate outcome of a pending FCC rulemaking proceeding on comparative licensing criteria, the applicants' plans for management of the facility by their respective owners (which is normally not present in the case of a publicly owned broadcasting company); and (iii) other factors, including local residency, minority ownership, civic involvement and provision of signals to under-served populations. The FCC has established procedures placing strict limitation on settlement payments made to competing applicants in return for dismissal of their applications. These rules were intended to reduce the potential for abuse of the FCC's comparative renewal procedures. The FCC currently has pending a rulemaking and inquiry proceeding to develop specific standards for determining whether an incumbent is entitled to a renewal expectancy and for comparing incumbent licensees with competing applicants as well as to establish procedures for determining entitlement to renewal expectancy.

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

 The Company's television stations' FCC license renewal dates follow:

                Television Station       FCC License Renewal

                       WMAZ                 April 1, 1997
                       WBIR                 August 1, 1997
                       WKYC                 October 1, 1997
                       WLWT                 October 1, 1997
                       KSDK                 February 1, 1997

 The Act also prohibits the assignment of a license or the transfer of control of a licensee or significant modification of broadcast transmission facilities without prior approval of the FCC. Moreover, FCC multiple ownership regulations prohibit the common ownership or control of most communications media (i.e., television and radio, television and daily newspapers, radio and daily newspapers or television and cable television operations ("Cable")) serving common or overlapping market areas. The Company owns AM and FM radio stations and a television station in Macon, Georgia. These ownership interests pre-dated the FCC's multiple ownership rules and thus are "grandfathered," and divestiture by the Company is not required. In the case of a sale or transfer of control (other than a "pro forma" or non-substantial transfer of control), however, the buyer or transferee would not be able to continue the common ownership of the relevant properties absent a waiver of the FCC's rules.

 In addition, FCC multiple ownership regulations generally limit the number of attributable broadcast interests which may be owned by an entity or individual. Attributable interests under FCC multiple ownership rules include 5% or greater voting stockholder interests (10% or more for investment companies, bank trust departments and insurance companies), general (and some types of limited) partnership interests and positions as officers or directors. FCC multiple ownership regulations generally permit the common ownership of up to 12 television stations (without regard to whether they are in the UHF or VHF band), provided the total audience reach of commonly owned television stations is less than 25% of the nation's television households. (For purposes of calculating the total percentage of national television households, only 50% of each UHF station's audience reach is counted.) Rulemaking proceedings are currently pending before the FCC looking toward possible modifications in existing television ownership rules and in standards for determining the types of interests which will be considered to be attributable for purposes of FCC ownership rules. There can be no assurance, however, that any of these rules will be changed. In any event, the Company's broadcast operations will continue to be subject to the FCC's ownership rules and any changes the agency may adopt. The Company does not believe that the FCC multiple ownership regulations for television stations will restrict its growth except in areas with overlapping coverage to its existing newspaper or cable properties. In 1992 the FCC relaxed its "duopoly" rule governing ownership by a single entity of multiple radio stations in the same market. In local markets with 15 or more stations, one entity is permitted to own two AM and two FM stations, so long as the combined audience share of these stations does not exceed 25% of the market at the time of acquisition. In markets with fewer than 15 stations, ownership of up to three radio stations is permitted, no more than two of which may be in the same service (AM or FM), provided that the total number of stations owned (if other than a single AM-FM combination) comprises less than 50% of the total number of stations in the market. The number of stations which may be owned by a single entity on a national basis has increased to 20 AM and 20 FM stations.

 The 1992 Act contains two provisions that fundamentally alter the relationship that has existed in recent years between cable television systems and television broadcast stations whose signals are distributed to cable subscribers. The first deals with the rights of "local" commercial and non-commercial television broadcasters to mandatory carriage of their signals on cable systems ("must-carry"). The second, in certain defined circumstances, prohibits cable operators from carrying the signals of television stations without first obtaining their consent ("retransmission consent"). The two provisions are related in that, with respect to local cable carriage, broadcasters must make a choice once every three years on a system by system basis whether to proceed under the must-carry rules or whether to insist upon retransmission consent in order for their signal to be carried. The FCC's implementing regulations required broad-casters to elect between must-carry and retransmission consent by June 17, 1993, with the choice binding for three years. A broadcast station has the right to choose must-carry, assuming it can deliver a signal of specified strength and will be responsible for payment of copyright costs associated with its carriage, with regard to cable systems in its Area of Dominant Influence as defined by the audience measurement service, Arbitron. Stations electing to grant retransmission consent were expected to conclude their consent agreements with cable systems by October 6, 1993, the date on which systems' authority to carry broadcast signals without consent expired. In June 1993, the Company elected retransmission consent on the majority of its cable systems that carry the signals of the stations in the stations' markets. Must-carry was elected on a small percentage of systems.

 On April 8, 1993, a special three-judge federal district court for the District of Columbia issued a decision upholding the constitutional validity of the must-carry signal carriage requirements. This decision was vacated by the United States Supreme Court on June 27, 1994, and remanded to the district court for further development of a factual record. The Company cannot predict the outcome of the case. A separate challenge to the retransmission consent provision of the 1992 Act was rejected by a federal district court. An appeal of that decision is pending.

 The FCC's syndicated exclusivity and network non-duplication rules enable television broadcast stations, that have obtained exclusive distribution rights for programming in their market, to require cable systems (with more than 1,000 subscribers) to delete or "black-out" such programming from certain other television stations which are carried by the cable system. A pending FCC rulemaking proceeding involves issues related to relaxing or abolishing the geographic limitations on program exclusivity contained in its rules so as to allow parties to set by contract the geographic scope of exclusive distribution rights.

 In addition to full service television broadcast stations, the FCC, under its rules, provides for authorization of low power television stations ("LPTV"), subscription television stations ("STV"), multipoint distribution services ("MDS"), multichannel multipoint distribution services ("MMDS") and direct satellite-to-home broadcast services ("DBS"). These services have the technical capability to distribute television programming to viewers' homes and, thus, to compete with conventional full service television stations. Technological developments in broadcasting and related fields, such as High Definition Television ("HDTV") or Advanced Television Systems ("ATV"), Satellite Digital Audio Radio Services ("DARS") as well as changes in FCC regulations, may affect the competitiveness of new and existing alternatives to conventional radio and television services or otherwise affect the market for radio and television broadcast services. For example, the FCC favors relaxation of the cross-ownership ban on telephone companies providing cable television services in their telephone service area and has authorized telephone companies to provide cable service on a "video dialtone" basis.
 (See Federal Regulation of Cable Television.) Several federal district courts have struck down the 1984 Cable Act's telco/cross-ownership provision as facially invalid and inconsistent with the First Amendment. The United States Courts of Appeals for the Fourth and the Ninth Circuits have upheld the appeals of two of these district court decisions, and the United States Justice Department is expected to request the United States Supreme Court to review these cases.
 Congressional legislation to eliminate or modify this cross-ownership ban has also been proposed. The FCC also has proposed the establishment of a local multipoint distribution service ("LMDS") that could offer multiple channels of video programming using very high-frequency microwave signals in the 28 GHz band. Under the proposal, two service providers in each of 489 markets across the country would be licensed to distribute video, data and other tele communications services. There are potential spectrum sharing problems with the LMDS proposal, and a September 1994 report issued by a FCC Negotiated Rulemaking Committee was inconclusive as to whether the 28 GHz band could be shared by terrestrial LMDS and satellite users. The FCC is currently considering whether to seek further public comment via a Notice of Proposed Rulemaking. The Company cannot predict the outcome of the FCC's proceeding, nor can the Company assess the effect which future technological developments or changes in FCC regulations or policies may have on the Company's operations.

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

 Federal Regulation of Cable Television

 The cable television industry is subject to extensive government regulation at the federal and local levels and, in some cases, at the state level. The relationship of various levels of government in regulating cable television and the extent of such regulation is established by the Cable Communications Policy Act of 1984 (the "1984 Act") and the recent amendment thereto, the 1992 Act. The FCC has had and will continue to have principal federal responsibility for regulating cable television. The 1992 Act has greatly expanded the regulatory framework of the FCC within which cable operators must operate. Under this new framework, the FCC was required to adopt new regulations implementing Congressional policies for such aspects of cable operations as rates, customer service obligations, carriage of television broadcast signals and other types of programming, technical matters, leased access, franchise issues, consumer electronics equipment standards, ownership and employment practices. The FCC has completed initial rulemaking proceedings in accordance with timetables imposed by the 1992 Act; however, several of the new rules remain under reconsideration by the FCC. In addition, provisions of the 1992 Act and some of the FCC's implementing regulations have been challenged in court. Thus, there remains an element of uncertainty as to the ultimate nature and scope of the new requirements.

    A. Television Signal Carriage and Programming. The 1992 Act contains two elements that fundamentally alter the relationship between cable systems and television broadcast stations. The first reinstates the mandatory carriage of certain local over-the-air television stations ("must-carry" rules). Such rules have previously been held unconstitutional as violative of cable operators' First Amendment Rights. The second element provides that in certain circumstances television stations may prohibit the carriage by cable systems absent consent ("retransmission consent"). The two provisions are related in that broadcast stations must elect either must-carry or retransmission consent on local cable systems. Election must be made every three years. For the current three-year election period, the Company's cable systems have succeeded in maintaining desirable channel line-ups by accommodating those stations electing mandatory carriage and entering into retransmission consent agreements with others. On April 8, 1993, a special three-judge federal district court of the District of Columbia issued a decision upholding the constitutional validity of the must-carry signal carriage requirements. This decision was vacated by the United States Supreme Court on June 27, 1994, and remanded to the district court for further development of a factual record. A separate challenge to the retransmission consent provision of the 1992 Act was rejected by a federal district court. An appeal of that decision is pending. (See also, Federal Regulation of Broadcasting, above.)

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

 Except for rural telephone companies as defined by the FCC, federal law restricts the ability of telephone companies to engage in cable television operations within their local service areas. Specifically, local telephone companies may not provide video programming, channels of communication, pole or conduit space or other rental arrangements to an affiliate. The FCC favors relaxation of this ban and authorizes telephone companies to provide cable service on a "video dialtone" basis by furnishing transmission facilities to customers who would distribute programming.

 The FCC amended its rules in 1992 to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain noncommon carrier activities such as video processing, billing and collection and joint marketing arrangements. In its video dialtone order, which was part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC also concluded that where a local exchange carrier ("LEC") makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require the LEC or its programmer customers to obtain a franchise to provide such service. This aspect of the FCC's video dialtone order was upheld on appeal by the U.S. Court of Appeals for the D.C. Circuit. The FCC recently issued an order reaffirming its initial decision, and this order has been appealed. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company provided facilities. In it Reconsideration Order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service. In a separate proceeding, the FCC has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

 On January 12, 1995, the FCC adopted a Fourth Further Notice of Proposed Rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional. The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. The FCC will also consider whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming.

 A number of bills that would have permitted telephone companies to provide cable television service within their own service areas were considered during the last Congress, but none were adopted. These bills would have permitted the provision of cable television service by telephone companies in their own service areas conditioned on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations.

 Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.

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

 Under the 1992 Act, Cable operators may prohibit the carriage of any material deemed to be obscene or otherwise patently offensive on commercial access channels. Alternatively, cable operators may place all "indecent" leased access programming on a single channel and must block the channel unless otherwise requested by a subscriber. FCC implementing rules allowing cable operators to ban such programming from access channels were struck down by the court, which remanded to the FCC regulations dealing with operators' rights and obligations to sequester certain programming on a separate channel. The FCC has obtained a rehearing from the court.

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

 The FCC currently regulates the rates and conditions imposed by public utilities for use of their poles, unless under the Federal Pole Attachment Act state public service commissions are able to demonstrate that they regulate the cable television pole attachment rates. Nineteen states (including Illinois among those served by the Company) have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised. The validity of this FCC function was upheld by the U.S. Supreme Court.

 The 1992 Act and FCC implementing rules expand the cable industry's Equal Employment Opportunity obligations by requiring cable companies to provide additional information on race, sex, hiring, promotion and recruitment practices for six employment positions that the FCC has identified as performing key management functions.

    E.  Rate Regulation.  The 1992 Act establishes a mechanism for regulation of the rates charged by a cable operator for its service. Local regulation of basic (that level of service which includes broadcast signals) cable rates will be permitted for those cable systems not subject to
 "effective competition."   The definition of "effective competition" (fewer
 than 30 percent of the households in the service area subscribe; or at least 50 percent of the households in the service area are served by two multichannel video programming distributors and at least 15 percent subscribe to the smaller operator; or a franchising authority serves as a multichannel video programming distributor and offers service to at least 50 percent of the households) ensures that virtually all cable systems are now subject to rate regulation. In order to regulate rates for the basic tier of service and related equipment, local officials must request FCC certification and must follow detailed FCC guidelines and procedures to determine whether the rates in question conform to a highly complex, FCC-approved "benchmark" or, if rates exceed the benchmark, whether the operator can justify them with a cost-of-service showing. FCC rules also limit related rates, including those for set-top converters, additional outlets and home wiring, to cost, plus a modest element of profit. Rates for expanded tiers of service (other than pay channels or pay-per-view) are subject to the same benchmark or cost-of-service standards as basic rates, but compliance is enforced by the FCC in response to complaints by subscribers or the local franchising authority. The new rules permit cable companies periodic rate increases for inflation and certain external costs.

 On February 22, 1994, the FCC adopted several rate orders including an order which revised its benchmark regulatory scheme. The FCC's new regulations generally require rate reductions (absent a successful cost-of-service showing) of 17% of September 30, 1992, rates (the "Full Reduction Rate"), adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, rate reductions will be held in abeyance for those systems whose rates are already below the revised benchmark levels, or pending the completion of cost studies by the FCC of various types of representative systems, of those systems that would be required to be reduced below the revised benchmark levels in order to achieve the Full Reduction Rate. Further rate reductions to the Full Reduction Rate would be required if validated by the cost studies. The new regulations became effective on May 15, 1994, but operators were permitted to elect to defer a rate reduction prior to July 14, 1994, absent a change in their rates or restructuring of service offerings between May 15 and July 14.

 Among other issues addressed by the FCC in its February rate orders was the
 treatment of packages of   la carte channels upon the fulfillment of certain
 conditions.  On February 22, 1994, the FCC adopted rules which revised its
 treatment of   la carte programming offerings by applying various criteria to
 determine whether a cable operator's   la carte packages should be subject to
 rate regulation.  Local franchising authorities have the authority under the
 FCC rules, subject to review by the FCC, to determine whether an   la carte
 offering should be subject to rate regulation.  If an operator is found to
 have bundled channels in an   la carte package to evade rate regulation, the
 FCC may impose forfeitures or other sanctions.  On November 10, 1994, the FCC
 reversed its policy regarding rate regulation of packages of   la carte
 services.    la carte services that are offered in a package will now be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable. Rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

 On November 10, 1994, the FCC announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994, at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totalling more than $1.20 plus an additional 20 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC indicated that it would request further comment on whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

 The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming service from existing service tiers and offer them on the NPT.

 On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations.

 Taken as a whole, the new regulations have compelled significant changes in the Company's operations including restructuring of the Company's service offerings and reduced rates for the reconstituted basic service. In many
 systems the Company instituted   la carte service offerings in conformity
 with FCC guidelines. The FCC currently is reviewing several of these restructurings, and it is difficult to predict what action, if any, will result. In addition, the ultimate impact of these regulations cannot be predicted at this time because many aspects of the regulatory scheme are under reconsideration by the FCC, are under judicial challenge, or have yet to be adopted by the FCC.

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

 The FCC has adopted rules which, upon adoption by a local franchising authority, establish minimum customer service requirements. However, the 1992 Act permits local franchising authorities to establish, in excess of or in addition to those of the FCC, certain customer service requirements regarding such matters as office hours, telephone availability and service calls.

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

    J. Copyright. Cable television systems are subject to a federal copyright licensing scheme covering carriage of television broadcast signals. In exchange for contributing a percentage of their revenues to a federal copyright royalty pool, cable operators receive blanket permission (a "compulsory license") to retransmit copyrighted material in broadcast signals. The amount of this royalty payment varies depending on the amount of system revenues from certain sources, the number of distant signals carried and the location of the cable system with respect to over-the-air television markets. Royalty rates paid by operators are subject to periodic adjustment by a copy-right arbitration royalty panel, which can be convened by the Librarian of Congress when necessary in order to compensate for the effects of national monetary inflation and for FCC rule changes that increase the amount of television broadcast signals that cable systems carry. Legislative proposals have been and continue to be made to simplify or eliminate the compulsory license. The FCC has recommended to Congress that the compulsory license for the carriage of distant broadcast signals be eliminated. In addition, the full impact of the 1992 Act's retransmission consent provision is unclear. There-fore, the nature or amount of future payments for broadcast signal carriage cannot be predicted at this time. For the copyrighted materials they use in carriage or origination of non-broadcast programming, cable systems, like broadcasters, must have the permission of each copyright holder. System compliance with both the statutory copyright license and provisions of the Copyright Act of 1976 requiring private clearance is enforced through copyright infringement litigation brought by either the copyright holder or its representative or, in the case of violations of the statutory copyright license, by a local broadcaster or the copyright holder.

    K. Regulatory Change. Since its adoption in 1984, the Cable Act has been shaped by FCC regulations and by judicial interpretation. The 1992 Act has resulted in significant changes in the operation of cable television systems. As discussed above, the FCC has been charged with adopting rules and regulations and implementing the new provisions, although at present it is difficult to predict the ultimate course of such rules and regulations. Additionally, major provisions of the 1992 Act have been challenged in the courts, most significantly, the must-carry, retransmission consent and rate regulation provisions. It is likely that FCC regulations will also be challenged in court. Until the FCC has concluded its rulemaking proceedings and the courts have adjudicated the issues presented to them, it would be premature to assess the full impact of the 1992 Act on the Company.

 The foregoing does not purport to be a complete summary of all present and proposed federal, state and local regulations relating to the cable industry.

 ITEM 2.  PROPERTIES.

 The Company owns all of its newspaper publishing plants and properties; 139,500 square feet in Greenville, South Carolina; 100,000 square feet in Montgomery, Alabama; 113,400 square feet in Asheville, North Carolina; 94,500 square feet in Clarksville, Tennessee; 24,800 square feet in Staunton, Virginia; 16,000 square feet in Gallipolis, Ohio; 12,500 square feet in Moultrie, Georgia; and 18,000 square feet in Mountain Home, Arkansas. In addition, the Company leases approximately 42,500 square feet of newspaper production, alternate delivery and office space in Alabama, North Carolina, South Carolina and Tennessee.

 The Company's Montgomery, Alabama, newspaper has begun a $15 million capital project to purchase a new press and build a new production plant with $11 million of this to be invested in 1995.

 In its broadcasting operations, the Company owns buildings with approximately 68,000 square feet in St. Louis, Missouri; 12,000 square feet in Cincinnati, Ohio; 50,000 square feet in Knoxville, Tennessee; and 28,000 square feet in Macon, Georgia. The Company leases its studio buildings in Cincinnati and Cleveland.

 The Company owns all of its cable television systems and equipment. The Company leases certain offices and tower sites. The Company owns the offices in Wichita, Great Bend and McPherson, Kansas; Edmond and Bixby, Oklahoma; Oak Lawn and Harvey, Illinois; Rocky Mount, New Bern, Greenville, Washington and Kinston, North Carolina; and Laporte, Indiana.

 In its entertainment operations, the Company leases approximately 16,000 square feet in New York, New York, and 13,000 square feet in Los Angeles, California. The Company also leases studio facilities in New York, New York, where "NewsTalk Television" is produced.

 In its security operations, the Company leases office space in Oklahoma City, Oklahoma; Dallas and Houston, Texas; Miami, Florida; St. Louis, Missouri; Phoenix, Arizona; and Anaheim, California. The central monitoring station is located in the Company's new security headquarters in Wichita, Kansas.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 Not applicable.


 PART II.

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

 The Company's Common Stock is traded in the National Market System over-the-counter market and appears on The National Association of Securities Dealers Automated Quotation ("NASDAQ") under the symbol MMEDC.

 The following table sets forth the range of closing high and low bid prices for the Company's Common Stock in the over-the-counter market by quarter since January 1, 1993. The prices were reported by The NASDAQ Information Exchange System. These prices represent prices between dealers in securities and, as such, do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

                                Low Bid          High Bid
         1994:
         First Quarter          $28.50            $37.25
         Second Quarter         $27.00            $32.50
         Third Quarter          $28.75            $32.25
         Fourth Quarter         $25.75            $29.75

         1993:
         First Quarter          $32.00            $36.25
         Second Quarter         $32.00            $38.00
         Third Quarter          $30.75            $36.75
         Fourth Quarter         $33.50            $39.00

 The Company's Credit and Note Agreements limit the payment of dividends on any capital stock of the Company. Currently the most restrictive of these limits the annual payment of dividends to 25% of annualized net income. No dividends were declared or paid during 1994 or 1993. The Company has no intention of paying any cash dividends in the foreseeable future. (See Note 6 to the Consolidated Financial Statements included in the 1994 Annual Report, which material is incorporated herein by reference.)

 As of March 3, 1995, there were approximately 1,200 record holders of the Company's Common Stock.

 ITEM 6.  SELECTED FINANCIAL DATA.

 The required information is set forth on pages 22 and 23 of the accompanying 1994 Annual Report, which material is incorporated herein by reference.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 The required information is set forth on pages 17 through 21 of the accompanying 1994 Annual Report, which material is incorporated herein by reference.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 The following information is set forth in the accompanying 1994 Annual Report, which material is incorporated herein by reference:

 All Consolidated Financial Statements of Multimedia, Inc. and Subsidiaries (pages 24 through 27); all Notes to Consolidated Financial Statements (pages 28 through 37); and the "Independent Auditors' Report" (page 38).

 With the exception of the information herein expressly incorporated by reference, the 1994 Annual Report of the Registrant is not deemed filed as part of this Annual Report on Form 10-K.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.


 PART III.

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 The required information is incorporated herein by reference from the information in the Company's definitive proxy statement dated March 15, 1995, for the Annual Meeting of Shareholders to be held April 19, 1995, under the headings "Election of Directors" and "Executive Officers".

 ITEM 11.  EXECUTIVE COMPENSATION.

 The required information is incorporated herein by reference from the information in the Company's definitive proxy statement dated March 15, 1995, for the Annual Meeting of Shareholders to be held April 19, 1995, under the headings "Management Compensation" and "Compensation Committee Interlocks and Insider Participation".

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 The required information is incorporated herein by reference from the information in the Company's definitive proxy statement dated March 15, 1995, for the Annual Meeting of Shareholders to be held April 19, 1995, under the headings "Election of Directors," "Principal Shareholders of the Company" and "Executive Officers".

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 The required information is incorporated herein by reference from the information in the Company's definitive proxy statement dated March 15, 1995, for the Annual Meeting of Shareholders to be held April 19, 1995, under the headings "Election of Directors," "Management Compensation" and "Compensation Committee Interlocks and Insider Participation".

 PART IV.

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) (1) The following consolidated financial statements are incorporated by reference from the 1994 Annual Report attached hereto:

         Consolidated Statements of Earnings, years ended December 31, 1994,
          1993 and 1992

         Consolidated Statements of Stockholders' Equity (Deficit), years ended December 31, 1994, 1993 and 1992

         Consolidated Statements of Cash Flows, years ended December 31,
          1994, 1993 and 1992

         Consolidated Balance Sheets, December 31, 1994 and 1993

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

 (a) (2) The following auditors' report and financial schedules for the years ended December 31, 1994, 1993 and 1992 are submitted herewith:

         Independent Auditors' Report on 10-K Schedules

         Schedule VIII - Valuation and Qualifying Accounts

       All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

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

       (3.4) Articles of Amendment filed February 8, 1990, in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-6265).

       (3.5) Articles of Amendment to the Company's Restated Articles of Incorporation filed April 18, 1991, in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.4 to the Company's Registration Statement on Form S-8, File No. 33-40050 ("S-8 No. 33-40050").

       (3.6) By-laws of the Company, as amended: Incorporated by reference to Exhibit 4 to the Company's Form 10-Q for the quarter ended March 31, 1994 (File No. 0-6265).

       (4.1)  See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 10.5 and 10.7.

       (4.2) Form of Certificates for Common Stock: Incorporated by reference to Exhibit 4.2 to the Company's Form 10-K for the year ended December 31, 1992 ("1992 Form 10-K") (File No. 0-6265).

       (4.3) Rights agreement, dated as of September 6, 1989, by and between the Company and South Carolina National Bank, Rights agent:
              Incorporated by reference to Exhibit 1 to Form 8-K of the Company dated September 6, 1989 (File No. 0-6265).

       (4.4) The Company hereby agrees to furnish to the Securities and Exchange Commission, upon request of the Commission, a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

      (10.1)* Performance Stock Option Plan of the Company: Incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 1987 (File No. 0-6265).

      (10.2)* Amendment of Performance Stock Option Plan: Incorporated by reference to Exhibit 10.2.1 to the Company's Form 10-K for the year ended December 31, 1988 ("1988 Form 10-K") (File No. 0-6265).

      (10.3)* Key Executive Stock Option Plan of the Company: Incorporated by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-8, No. 33-17234.

    (10.3.1)* Amendment to Key Executive Stock Option Plan, adopted April 21,
              1993.

      (10.4)* Director Stock Option Plan:  Incorporated by reference to Exhibit
              10.20 to the  1992 Form 10-K.

      (10.5) Credit Agreement between the Company and the Chase Manhattan Bank (National Association) and Citibank, N.A. as Lead Agents, the First National Bank of Chicago, First Union National Bank of
              North Carolina and the Toronto-Dominion Bank, Cayman Islands Branch, as Co-Agents and the Chase Manhattan Bank (National Association), as Administrative Agent, and various banks (excluding schedules and certain exhibits): Incorporated by reference to Exhibit 4.1 of the Company's 1990 second quarter
              Form 10-Q (File No. 0-6265). The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted Schedule or Exhibit upon request of the Commission.

    (10.5.1)  List of Lenders under Credit Agreement as of March 3, 1995.

      (10.6) Contract for Services between Multimedia Entertainment, Inc. and Phillip J. Donahue, dated as of April 15, 1982, as amended by letter agreements dated April 15, 1982, February 10, 1984, and August 6, 1985: Incorporated by reference to Exhibit 10.6 to the Company's Annual Report of Form 10-K for the year ended December 31, 1985 (File No. 0-6265). Portions of this exhibit have been omitted and are the subject of an order of the United States Securities and Exchange Commission granting the Company's request for confidential treatment.

    (10.6.1) Amendment to Contract for Services: Incorporated by reference to Exhibit 10.6.1 to the Company's 1988 Form 10-K. Portions of this exhibit have been omitted and are the subject of an order of the United States Securities and Exchange Commission granting the Company's request for confidential treatment.

    (10.6.2) Amendment to Contract for Services: Incorporated by reference to Exhibit 10.6.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-6265). Portions of this exhibit have been omitted and are the subject of an order of the United States Securities and Exchange Commission granting the Company's request for confidential treatment.

    (10.6.3) 1993 Amendment to Contract for Services: Incorporated by reference to Exhibit 10.6.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-6265). Portions of this exhibit have been omitted and are the subject of an order of the United States Securities and Exchange Commission granting the Company's request for confidential treatment.

    (10.6.4) 1994 Amendment to Contract for Services: Incorporated by reference to Exhibit 10.6.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-6265). Portions of this exhibit have been omitted and are the subject of an order of the United States Securities and Exchange Commission granting the Company's request for confidential treatment.

      (10.7) Form of Note Agreement between the Company and various institutional holders (excluding schedules and certain exhibits):
              Incorporated by reference to Exhibit 4.2 of the Company's 1990 second quarter Form 10-Q (File No. 0-6265). The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request of the Commission.

      (10.8) Recapitalization Agreement and Plan of Merger, dated May 1, 1985, as amended and restated between MM Acquiring Corp. and the
              Company: Incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form S-14 dated August 20, 1985 (Registration No. 2-99786).

      (10.9)* Executive Salary Protection Plan:  Incorporated by reference to
              Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1986 (File No. 0-6265).

     (10.10)* Executive Salary Protection Agreement - First Amendment:
              Incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1991 ("1991 Form 10-K") (File No. 0-6265).

     (10.11) Purchase Agreement by and between Multimedia, Inc. and National Broadcasting Company, Inc.: Incorporated by reference to Exhibit
              10.1 to the Company's Form 10-Q for the quarter ended September 30, 1990 (File No. 0-6265).

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

   (10.13.1)* Amendment to 1991 Stock Option Plan:  Incorporated by reference to Exhibit 28.2 to S-8 No. 33-40050.

   (10.13.2)* Amendments to 1991 Stock Option Plan, dated as of February 24,
              1993: Incorporated by reference to Exhibit 10.13.2 to the 1992 Form 10-K.

     (10.14)* Management Committee Incentive Plan: Incorporated by reference to Exhibit 10.14 to the 1991 Form 10-K.

     (10.15)* Executive Incentive Plan:  Incorporated by reference to Exhibit
              10.15 to the 1991 Form 10-K.

     (10.16)* Summary of Supplemental Executive Retirement Program for Messrs.
              Bartlett and Sbarra: Incorporated by reference to Exhibit 10.16 to the 1991 Form 10-K.

     (10.17)* Portion of Board resolution amending Supplemental Executive
              Retirement Program for Mr. Bartlett, effective June 16, 1994.

   (10.17.1)* Agreement with Douglas J. Greenlaw, dated July 20, 1994:
              Incorporated by reference to Exhibit 10.21 to the Company's Form 10-Q for the quarter ended June 30, 1994 (File No. 0-6265).

     (10.18)* Agreement with Walter E. Bartlett, dated June 16, 1994:
              Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q for the quarter ended June 30, 1994 (File No. 0-6265).

     (10.19) Agreement between Multimedia Entertainment, Inc. and Wonderland Entertainment, f/s/o Sally Jessy Raphael, dated as of August 17, 1993: Incorporated by reference to Exhibit 10.19.1 to the Company's Form 10-Q for the quarter ended September 30, 1993 (File No. 0-6265). Portions of this exhibit have been omitted and are the subject of an order of the United States Securities and Exchange Commission granting the Company's request for confidential treatment.

     (10.20) Asset Purchase and Sale Agreement by and between Prime Cable Income Partners, L.P., as seller and Tar River Communications, Inc., as buyer, relating to Valparaiso and Laporte, Indiana systems dated as of July 30, 1992, as amended by letter supplement dated as of December 3, 1992: Incorporated by reference to Exhibits to Form 8-K dated December 16, 1992 (File No. 0-6265).

        (11)  Computation of Primary and Fully Diluted Earnings per Share.

        (13)  1994 Annual Report.

        (21)  Subsidiaries of the Registrant.

        (23) Accountants' Consent to incorporate by reference in Registration Statements No. 2-68069, 33-17234, 33-40050, 33-40253, 33-61574
              and 33-61462, on Form S-8, and in Registration Statements No. 33-42179 and 33-46557 on Form S-3.

        (27)  Financial Data Schedule

        (99)  Proxy Statement dated March 15, 1995.
 ________________________
 *  This is a management contract or compensatory plan or arrangement.

 (b)   Reports on Form 8-K.

       Items reported on Form 8-K dated October 5, 1994:

       (5)     Other Events
       (7)     Exhibits

       Items reported on Form 8-K dated October 12, 1994:

       (5)     Other Events
       (7)     Exhibits

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 MULTIMEDIA, INC.
 By:

      Signature                            Title                     Date

 SIGNATURE APPEARS HERE            Chairman, Chief              March 24, 1995
 ------------------------          Executive Officer
 Donald D. Sbarra


 SIGNATURE APPEARS HERE            Senior Vice President        March 24, 1995
 ------------------------          Finance and Administration
 Robert E. Hamby, Jr.              and Chief Financial
                                   Officer


 SIGNATURE APPEARS HERE            Vice President-              March 24, 1995
 ------------------------          Controller
 Frederick G. Lohman

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

 By:

 SIGNATURE APPEARS HERE            Director                     March 24, 1995
 ------------------------
 Rhea T. Eskew

 SIGNATURE APPEARS HERE            Director                     March 24, 1995
 ------------------------
 David L. Freeman

 SIGNATURE APPEARS HERE            Director                     March 24, 1995
 ------------------------
 Douglas J. Greenlaw

 SIGNATURE APPEARS HERE            Director                     March 24, 1995
 ------------------------
 Robert E. Hamby, Jr.

 SIGNATURE APPEARS HERE            Director                     March 24, 1995
 ------------------------
 M. Dexter Hagy

 SIGNATURE APPEARS HERE            Director                     March 24, 1995
 ------------------------
 Donald D. Sbarra

 SIGNATURE APPEARS HERE            Director                     March 24, 1995
 ------------------------
 Elizabeth P. Stall

           Independent Auditors' Report on 10-K Schedule

 The Board of Directors and Stockholders
 Multimedia, Inc.:

 Under the date of February 10, 1995, we reported on the consolidated balance sheets of Multimedia, Inc. and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of earnings, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

 In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                           (Signature of KPMG Peat Marwick LLP appears here)

 Greenville, South Carolina
 February 10, 1995

                                        MULTIMEDIA, INC. AND SUBSIDIARIES

                                        Valuation and Qualifying Accounts

                                   Years ended December 31, 1994, 1993 and 1992



                                                        Additions
                                 Balance at      Charged to     Collection    Deductions     Balance at
                                 Beginning       Costs and          of           from          End of
                                  of Year        Expenses       Writeoffs      Reserves         Year

Year ended December 31, 1994
  Allowance for discounts     $   118,000          990,000         --         1,018,000        90,000
  Allowance for doubtful
    accounts                    3,595,000        3,543,000      1,104,000     3,515,000     4,727,000
                              $ 3,713,000        4,533,000      1,104,000     4,533,000     4,817,000



Year ended December 31, 1993:
  Allowance for discounts     $    54,000          850,000         --           786,000       118,000
  Allowance for doubtful
    accounts                    3,891,000        3,875,000        620,000     4,791,000     3,595,000
                              $ 3,945,000        4,725,000        620,000     5,577,000     3,713,000


Year ended December 31, 1992:
  Allowance for discounts     $    14,000          902,000         --           862,000        54,000
  Allowance for doubtful
    accounts                    3,371,000        4,112,000       584,000      4,176,000     3,891,000
                              $ 3,385,000        5,014,000       584,000      5,038,000     3,945,000