Form 10-Q
period 1995-03-31
MULTIMEDIA INC
filed 1995-05-10
CIK 68813

Securities and Exchange Commission

                         WASHINGTON, D.C. 20549

                                FORM 10-Q

 __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended     For the transition period from___to___
    March 31, 1995                    Commission file number 0-6265



                            MULTIMEDIA, INC.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)


          South Carolina                                       57-0173540
 ------------------------------                             ---------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

305 South Main Street, Greenville, South Carolina                   29601
- -------------------------------------------------                 ---------
   (Address of principal executive offices)                      (Zip Code)

    Registrant's telephone number, including area code (803) 298-4373

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---
The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995:

                      Common Stock, $.10 par value

                      37,823,078 shares outstanding

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The following consolidated financial statements are incorporated by reference from the Report to Shareholders for the quarter ended March 31, 1995.

     Consolidated Statements of Earnings, three months ended March 31, 1995 and 1994.

     Consolidated Balance Sheets as of March 31, 1995 and December 31, 1994.

     Consolidated Statements of Cash Flows, three months ended March 31, 1995 and 1994.

The information furnished reflects all adjustments consisting of normally recurring accruals which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Discussion regarding the Company's financial condition and results of operations for the quarter ended March 31, 1995 is included in the Report to Shareholders attached hereto as an exhibit and incorporated herein by reference.

Multimedia reported net earnings of $14.8 million and earnings per share of $.39 for the first quarter that ended March 31, 1995. Excluding the after-tax loss related to the Company's investment in its NEWSTALK TELEVISION cable network, earnings per share were $.46 for the quarter, a 15% increase over the $.40 earned from ongoing operations in the comparable quarter last year. Net earnings of $17.3 million, or $.45 per share, in 1994's first quarter included an after-tax gain of $2.1 million, or $.05 per share, from the sale of two radio stations.

Consolidated operating revenues totaled $156.4 million for the quarter, a 7% increase over the $146.4 million posted in the same period last year. Operating profit of $40.8 million was flat with last year, but excluding costs associated with the launch of NEWSTALK TELEVISION, Multimedia's operating profit increased 11%.

The Multimedia newspapers' revenue increase was due to advertising revenue increases primarily due to volume growth in classified and local advertising.

The Broadcasting division's revenue increase of 14% primarily reflects local advertising growth as a result of continued strong ratings at the Company's television stations.

Multimedia cable revenues were flat with last year primarily due to the rate freeze mandated by the Federal Communications Commission (FCC) which has been in effect since July 1994.

The decline in operating profit for the Entertainment division reflects both the increased competition among new talk shows and the investment in NewsTalk Television. Excluding the investment in NewsTalk Television, Entertainment division operating profits would have declined 16%.

The Security revenue and operating profit increases are primarily due to increases in the number of customers to approximately 67,000 at the end of the first quarter of 1995 from approximately 57,000 customers at March 31, 1994.

There have been no material adverse changes in the Registrant's financial condition during the quarter ended March 31, 1995 and reference is made to management's discussion and analysis relating to liquidity and capital resources which appeared on page 21 of the Company's 1994 Annual Report.


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

The following summarizes the votes at the Annual meeting of the Company's shareholders held on April 19, 1995:

Matter                                         For               Withheld
Election of Directors:

  George H. V. Cecil                        27,171,006             90,500
  Rhea T. Eskew                             27,161,300            100,206
  David L. Freeman                          27,167,443             94,063
  Douglas J. Greenlaw                       27,171,268             90,238
  M. Dexter Hagy                            27,169,881             91,625
  Robert E. Hamby, Jr.                      27,165,288             96,218
  John T. LaMacchia                         27,170,018             91,488
  Leslie G. McCraw                          27,172,421             89,085
  Dorothy P. Ramsaur                        27,170,472             91,034
  Donald D. Sbarra                          27,171,807             89,699
  Elizabeth P. Stall                        27,168,868             92,638
  William C. Stutt                          27,169,583             91,923

                                               For       Agains      Abstentions
Ratification of appointment of KPMG
  Peat Marwick as independent auditors     27,224,934     13,492        23,080
  for 1995

Item 6 - Exhibits and Reports on Form 8-K:

(a)  Exhibits:

             11. Computation of Primary and Fully Diluted Earnings per Share.

             15. Independent accountants' report re unaudited interim financial information.

             19. Report to Shareholders for the quarter ended March 31, 1995.

             27. Financial Data Schedule.

(b)  Reports on Form 8-K.

     Items reported on Form 8-K dated February 23, 1995.

         Item 5.  Other Events.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             Multimedia, Inc.
                                   ---------------------------------
                                              (Registrant)





     May 10, 1995                  [SIGNATURE APPEARS HERE]
- ---------------------              ---------------------------------
       (Date)                      Robert E. Hamby, Jr.
                                   Senior Vice President
                                   Finance & Administration
                                   Chief Financial Officer



     May 10, 1995                  [SIGNATURE APPEARS HERE]
- ---------------------              ---------------------------------
       (Date)                      Frederick G. Lohman
                                   Vice President/Controller