Form 10-Q
period 1995-06-30
MULTIMEDIA INC
filed 1995-08-11
CIK 68813

Securities and Exchange Commission

                         WASHINGTON, D.C. 20549

                                FORM 10-Q

 __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended    For the transition period from ____ to ___
June 30, 1995                           Commission file number 0-6265



                            MULTIMEDIA, INC.
         (Exact name of registrant as specified in its charter)


          South Carolina                                        57-0173540
- -------------------------------                              ---------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

305 South Main Street, Greenville, South Carolina                 29601
- -------------------------------------------------               ---------
(Address of principal executive offices)                        (Zip Code)

    Registrant's telephone number, including area code (803) 298-4373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No____

The number of shares outstanding for each of the issuer's classes of common stock, as of June 30, 1995:

                      Common Stock, $.10 par value

                      37,865,078 shares outstanding

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The following consolidated financial statements are incorporated by reference from the Report to Shareholders for the quarter ended June 30, 1995.

     Consolidated Statements of Earnings, three months and six months ended
        June 30, 1995 and 1994.

     Consolidated Balance Sheets as of June 30, 1995 and December 31, 1994.

     Consolidated Statements of Cash Flows, six months ended June 30, 1995 and 1994.

The information furnished reflects all adjustments consisting of normally recurring accruals which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Discussion regarding the Company's financial condition and results of operations for the quarter ended June 30, 1995 is included in the Report to Shareholders attached hereto as an exhibit and incorporated herein by reference.

Multimedia's net earnings totaled $21.2 million for the quarter that ended on June 30, 1995, and earnings per share were $.54. These results represent increases of 8.9% and 5.9%, respectively, over those reported for the second quarter of last year. Excluding the after-tax loss associated with the launch of NEWSTALK TELEVISION, the Company's news-based interactive cable service, earnings per share were $.62, an increase of 21.6% over 1994's second quarter earnings per share from ongoing operations of $.51.

Net earnings for the first six months of 1995 were $36.0 million and earnings per share were $.93, decreases of 2.1% and 3.1%, respectively, from the first six months of 1994. Excluding the impact of costs related to NEWSTALK TELEVISION in 1995 and gains on the sale of three radio stations in 1994, net earnings from ongoing operations for the six month period increased 20.7% to $41.9 million, and earnings per share from ongoing operations increased 18.7% to $1.08 per share. Revenues for the first six months of 1995 were $326.8 million, 6.9% higher than the corresponding period of the previous year. Operating profit rose 2.8% to $93.3 million for the period and increased 13.9% if the effects of NEWSTALK TELEVISION are excluded from the comparison.

The increase in revenue of the newspaper division was primarily due to advertising revenue increases primarily due to volume growth in local and classified advertising and, to a lesser extent, due to increases in circulation revenue.

The broadcasting division revenues were 11.3% ahead of last year's results for the quarter and 12.5% ahead year-to-date. These increases principally resulted from a healthy advertising climate and strong ratings positions at the Company's five television stations.

The increase in revenue of the cable division resulted primarily from an increase in subscribers to approximately 450,000. Excluding the wireless cable operations, sold in August 1994, cable division revenues increased 7.6% for the second quarter and 6.4% for the first six months of 1995 as compared to the corresponding periods of 1994.

For the quarter, the entertainment division's revenues increased 2.0% to $36.9 million as compared to the same quarter in 1994, reflective of the increased competition in the talk show marketplace. The increase in the number of programs competing for daytime audience shares continues to decrease ratings for the long-running shows. Excluding costs associated with the launch of NEWSTALK TELEVISION, operating profit for the Entertainment division was down 13.8% for the second quarter and 14.9% for the six months as compared to the same period in 1994.

The Security revenue and operating profit increases are primarily due to increases in the number of customers from approximately 60,000 at the end of the second quarter of 1994 to approximately 76,000 customers at June 30, 1995.

There have been no material adverse changes in the Registrant's financial condition during the quarter ended June 30, 1995, and reference is made to management's discussion and analysis relating to liquidity and capital resources which appeared on pages 17-21 of the Company's 1994 Annual Report.

On July 24, Gannett Co., Inc. and Multimedia, Inc. entered into a merger agreement by which Gannett will acquire Multimedia. Under the agreement, Gannett will pay Multimedia shareholders $45.25 for each of the outstanding shares of common stock. The purchase price will be adjusted if Multimedia's debt at December 31, 1995, exceeds a specified level. Closing of the transaction is conditioned on, among other things, shareholder approval, receipt of certain regulatory and governmental approvals, and the Company's debt not exceeding a specified level on the second business day prior to the closing of the transaction. Closing of the transaction is expected to occur promptly after Multimedia shareholder and regulatory approvals are obtained.


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K:

(a)  Exhibits:

            10.6.5. 1995 Amendment to Contract for Services.  Portions of this exhibit have been omitted and are the subject of a request made to the United States Securities and Exchange Commission for confidential treatment.

             10.23. Form of Multimedia, Inc. Management Committee Employment
                    Contract by and between the Registrant and each of its Executive Officers.

                11. Computation of Primary and Fully Diluted Earnings per
                    Share.

                15. Independent accountants' report re unaudited interim
                    financial information.

                19. Report to Shareholders for the quarter ended June 30, 1995.

                27. Financial Data Schedule.

(b)  Reports on Form 8-K.

     Items reported on Form 8-K dated July 24, 1995.

         Item 5.  Other Events.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           Multimedia, Inc.
                                 -------------------------------------
                                             (Registrant)





     August 11, 1995
- --------------------------       -------------------------------------
          (Date)                 Robert E. Hamby, Jr.
                                 Senior Vice President
                                 Finance & Administration
                                 Chief Financial Officer



     August 11, 1995
- --------------------------       -------------------------------------
          (Date)                 Frederick G. Lohman
                                 Vice President - Controller