Form 10-Q/A
period 1995-06-30
MULTIMEDIA INC
filed 1995-09-28
CIK 68813

Securities and Exchange Commission

                         WASHINGTON, D.C. 20549

                               FORM 10-Q/A

 __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995      For the transition period
                                                      from _____ to _____
                                                Commission file number 0-6265



                            MULTIMEDIA, INC.
         (Exact name of registrant as specified in its charter)


          South Carolina                                          57-0173540
-------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

305 South Main Street, Greenville, South Carolina                    29601
-------------------------------------------------                  --------
(Address of principal executive offices)                          (Zip Code)

    Registrant's telephone number, including area code (803) 298-4373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.
Yes  X    No
    ---      ---
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

             10.23. Form of Multimedia, Inc. Management Committee Employment
                    Contract by and between the Registrant and each of its Executive Officers.*

                11. Computation of Primary and Fully Diluted Earnings per
                    Share.*

                15. Independent accountants' report re unaudited interim
                    financial information.*

                19. Report to Shareholders for the quarter ended June 30, 1995.*

                27. Financial Data Schedule.*

                * Filed with the original report on Form 10-Q for the quarterly period ended June 30, 1995.

(b)  Reports on Form 8-K.

     Items reported on Form 8-K dated July 24, 1995.

         Item 5.  Other Events.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Multimedia, Inc.
                              -------------------------------------
                                           (Registrant)





     September 28, 1995       SIGNATURE APPEARS HERE
  ------------------------    --------------------------------------
          (Date)              Robert E. Hamby, Jr.
                              Senior Vice President
                              Finance & Administration
                              Chief Financial Officer



     September 28, 1995       SIGNATURE APPEARS HERE
  ------------------------    -------------------------------------
          (Date)              Frederick G. Lohman
                              Vice President - Controller