Form 10-Q
period 1995-09-30
MULTIMEDIA INC
filed 1995-11-13
CIK 68813

Securities and Exchange Commission

                         WASHINGTON, D.C. 20549

                                FORM 10-Q

 __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended     For the transition period from ___to___
     September 30, 1995               Commission file number 0-6265



                            MULTIMEDIA, INC.
         (Exact name of registrant as specified in its charter)


          South Carolina                                        57-0173540
_______________________________                              ________________
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

305 South Main Street, Greenville, South Carolina                   29601
__________________________________________________                 ________
(Address of principal executive offices)                          (Zip Code)

    Registrant's telephone number, including area code (803) 298-4373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.
Yes  X    No___

The number of shares outstanding for each of the issuer's classes of common stock, as of September 30, 1995:

                      Common Stock, $.10 par value

                      37,877,678 shares outstanding

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The following consolidated financial statements are incorporated by reference from the Report to Shareholders for the quarter ended September 30, 1995.

     Consolidated Statements of Earnings, three months and nine months ended September 30, 1995 and 1994.

     Consolidated Balance Sheets as of September 30, 1995 and December 31,
     1994.

     Consolidated Statements of Cash Flows, nine months ended September 30, 1995 and 1994.

The information furnished reflects all adjustments consisting of normally recurring accruals which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Discussion regarding the Company's financial condition and results of operations for the quarter ended September 30, 1995 is included in the Report to Shareholders attached hereto as an exhibit and incorporated herein by reference.

Multimedia's net earnings totaled $20.9 million for the quarter that ended on September 30, 1995, and earnings per share were $.54. These results represent decreases of 31.5% and 32.5%, respectively, from those reported for the third quarter of last year. The 1994 third quarter results included an after-tax gain of $13.4 million, or $.35 per share, on the sale of the Company's wireless cable systems and an after-tax loss of $1.8 million, or $.05 per share, on the closing of Multimedia's television movie production business. If the results from these divested operations were excluded from the 1994 third quarter results, net earnings and earnings per share would reflect increases of 10.2% and 8.0%, respectively.

Net earnings for the first nine months of 1995 were $56.9 million and earnings per share were $1.47, decreases of 15.4% and 16.5%, respectively, from the first nine months of 1994. If the results from divested operations were excluded from the 1994 year-to-date results, earnings and earnings per share would show increases of 6.1% and 4.3%, respectively. Revenues for the first nine months of 1995 were $489.6 million, 6.8% higher than the corresponding period of the previous year. Excluding costs associated with the launch of NEWSTALK TELEVISION, Multimedia's news-based cable service launched in October 1994, operating profits increased 18.1% for the quarter and 15.3% for the nine-month period over the corresponding periods of 1994. The increase in production costs over 1994 for both the quarter and nine-month period results from the launch of NEWSTALK TELEVISION.

The increase in revenue of the newspaper division for both the quarter and the nine-month period over last year was primarily due to advertising revenue increases caused primarily by both rate and volume growth in local and classified advertising and, to a lesser extent, due to increases in circulation revenue.

The broadcasting division revenues were 12.4% ahead of last year's results for the quarter and 12.5% ahead year-to-date. These increases principally resulted from a healthy advertising climate and strong ratings positions at the Company's five television stations.

The increase in revenue of the cable division resulted primarily from an increase in subscribers to approximately 454,000. Excluding the impact of the wireless cable operations sold in August 1994, Cable division revenues increased 10.2% for the third quarter and 7.7% for the first nine months of 1995 as compared to the corresponding periods of 1994.

For the quarter, the entertainment division's revenues decreased 4.4% to $33.4 million as compared to the same quarter in 1994, reflective of the increased competition in the talk show marketplace and a decrease in the number of daily programs telecast by Multimedia. The increase in the number of programs competing for daytime audience shares continues to decrease ratings for the long-running shows. Excluding costs associated with the launch of NEWSTALK TELEVISION, operating profit for the Entertainment division was down 13.6% for the third quarter and 14.5% for the nine months as compared to the same period in 1994.

The Security revenue increase is primarily due to increases in the number of customers to approximately 82,000 customers at September 30, 1995.

There have been no material adverse changes in the Registrant's financial condition during the quarter ended September 30, 1995, and reference is made to management's discussion and analysis relating to liquidity and capital resources which appeared on pages 17-21 of the Company's 1994 Annual Report.

On July 24, 1995, Gannett Co., Inc. and Multimedia, Inc. entered into a merger agreement by which Gannett will acquire Multimedia. Closing of the transaction is conditioned on, among other things, shareholder approval, receipt of the Federal Communications Commission approvals, and the Company's debt not exceeding a specified level on the second business day prior to the closing of the transaction. A special shareholder meeting to approve the transaction is scheduled for November 15, 1995, at 11:00 a.m., in Greenville, S.C. A proxy statement relating to the special meeting, which includes a copy of the merger agreement, was mailed to shareholders on October 6, 1995.

The Company and its directors were named as defendants in two purported class actions in the Court of Common Pleas for the County of Greenville, South Carolina, captioned Cooperman v. Multimedia Inc., et al., C.A. No. 95-CP-23-1708, and Zaffos v. Multimedia, Inc., et al., C.A. No. 95-CP-23-1709 (the "State Court Actions"). The complaints in the State Court Actions were filed in June 1995, were substantially identical and alleged that the Company's directors breached their fiduciary duties by "favoring" an alleged acquisition proposal by one particular group and thus failing to adequately explore the strategic alternatives available to the Company, and sought damages and equitable relief. By order entered September 12, 1995, the State Court Actions were dismissed on the grounds that they were not ripe for adjudication and were moot. The plaintiffs in the State Court Actions have filed notices of appeal of such Actions. In addition, such plaintiffs have filed a purported class action, which includes as defendants the Company and its directors, in the United States District Court for the Southern District of New York, captioned Zaffos and Cooperman v. Multimedia, Inc., et al., C.A. No. 95 CIV. 9159. The complaint therein was filed on or about October 25, 1995 and alleges, among other things, that the Company's directors breached their fiduciary duties by failing to implement a fair auction or other bidding mechanism necessary to ensure that the shareholders of the Company received the highest possible price for their shares and alleges that the Company and directors violated federal securities laws in connection with disclosures concerning the value of the Company and the possibility of alternative transactions.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

For a description of certain legal proceedings, see the last paragraph of
Part I, Item 2 above, which material is incorporated herein by reference.

Item 6 - Exhibits and Reports on Form 8-K.

(a)  Exhibits:

             4.3.1. Amendment, dated as of July 24, 1995, to that certain
                    Rights Agreement, dated as of September 6, 1989, by and between the Company and Wachovia Bank of North Carolina, N.A., successor rights agent to South Carolina National
                    Bank: Incorporated by reference to Exhibit (3) to Company's Form 8-K filed with the Securities and Exchange Commission on July 26, 1995 (the "July 1995 8-K").

             10.21. Agreement and Plan of Merger dated as of July 24, 1995, by and among Gannett Co., Inc., Gannett Multimedia Acquisition Subsidiary, Inc. (formerly known as Multimedia Talk Channel, Inc.) and Multimedia, Inc.: Incorporated by reference to Exhibit (1) to the July 1995 8-K.

                11. Computation of Primary and Fully Diluted Earnings per
                    Share.

                19. Report to Shareholders for the quarter ended September 30,
                    1995.

                27. Financial Data Schedule.

(b)  Reports of Form 8-K.

     Items reported on Form 8-K filed July 26, 1995:

         Item 5. Other Events.

         Item 7.    Financial Statements and Exhibits.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Multimedia, Inc.
                                  _____________________________
                                           (Registrant)





November 13, 1995             SIGNATURE APPEARS HERE
__________________            _______________________________________
     (Date)                   Robert E. Hamby, Jr.
                              Senior Vice President
                              Finance & Administration
                              Chief Financial Officer



November 13, 1995             SIGNATURE APPEARS HERE
__________________            _______________________________________
     (Date)                   Frederick G. Lohman
                              Vice President - Controller